Form 10-Q
period 1996-03-31
DSP COMMUNICATIONS INC
filed 1996-05-15
CIK 934545

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


     (Mark One)

     ( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended March 31, 1996

                                       or

     (   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _________


                         Commission File Number 0-25622

                             DSP COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)


                 Delaware                             77-0389180
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)            Identification Number)



 20300 Stevens Creek Boulevard, Cupertino, California            95014
 (Address of Principal Executive Offices)                      (Zip Code)

       Registrant's telephone number, including area code  (408) 777-2700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---     ---

As of May 7, 1996, there were 21,745,446 shares of Common Stock ($.001 par value) outstanding.

                                      INDEX


                            DSP COMMUNICATIONS, INC.

                                                                        PAGE NO.
                                                                        --------

PART I. FINANCIAL INFORMATION
_________________________________

Item 1. Financial Statements (Unaudited)

Condensed consolidated balance sheets--March 31, 1996
and December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

Condensed consolidated income statements--Quarter
ended March 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . .  4

Condensed consolidated statements of cash flows--Quarter
ended March 31, 1996 and 1995. . . . . . . . . . . . . . . . . . . . . . . .  5

Notes to condensed consolidated financial statements--
March 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . 7

PART II. OTHER INFORMATION
_____________________________

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . .15

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . . .15


Item 3. Defaults upon Senior Securities. . . . . . . . . . . . . . . . . . . .15

Item 4. Submission of Matters to a Vote of Security Holders. . . . . . . . . .15

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . .15

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .16

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .17


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            DSP COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           (U.S. DOLLARS IN THOUSANDS)

                                                        MARCH 31,     DECEMBER 31,
                                                          1996            1995
                                                        ---------     ------------
                                                       (UNAUDITED)       (NOTE 1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                $18,466        $ 10,292
Short term investments                                    18,441          17,696
Trade accounts receivable                                  5,220           8,838
Other current assets                                       1,581           1,448
                                                         -------        --------
  Total current assets                                    43,708          38,274

Property and Equipment, net                                2,265           1,823

Goodwill                                                   2,256           2,379

Other Assets                                               1,558           1,643
                                                         -------         --------
                                                         $49,787         $44,119
                                                         -------        --------
                                                         -------        --------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                         $ 3,684          $ 3,419
Accrued compensation and benefits                          1,538            1,711
Other accrued liabilities                                  3,979            3,478
Deferred income                                            1,231              473
                                                         -------         --------
  Total current liabilities                               10,432            9,081
Other Liabilities                                            200              170
STOCKHOLDERS' EQUITY
Common Stock                                                  18               18
Additional paid-in-capital                                40,506           39,794
Contributed capital                                        7,232            7,232
Accumulated deficit                                       (8,601)         (12,176)
                                                         -------         --------
  Total stockholders' equity                              39,155           34,868
                                                         -------         --------
                                                         $49,787          $44,119
                                                         -------         --------
                                                         -------         --------

See Notes to Condensed Consolidated Financial Statements

Note 1: The balance sheet at December 31, 1995 has been derived from audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                    DSP COMMUNICATIONS, INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                 (U.S. DOLLARS AND SHARES IN THOUSANDS EXCEPT PER SHARE DATA)
                                         (UNAUDITED)



                                                       THREE                THREE
                                                   MONTHS ENDED          MONTHS ENDED
                                                     MARCH 31,            MARCH 31,
                                                       1996                 1995
                                                   -----------           ------------
REVENUES
Product                                               $16,124              $3,477
Technology development                                  1,198                 779
                                                      -------              ------
  Total revenues                                       17,322               4,256

COST OF REVENUES
Product                                                 9,212               1,778
Technology development                                    858                 411
                                                      -------              ------

Total cost of revenues                                 10,070               2,189
                                                      -------              ------

Gross profit                                            7,252               2,067

OPERATING EXPENSES
Research and development                                1,007                 512
Sales and marketing                                       880                 474
General and administrative                              1,655                 544
                                                      -------              ------
                                                        3,542               1,530
                                                      -------              ------
Operating income                                        3,710                 537

OTHER INCOME (EXPENSE)
Interest income                                           143                 218
Interest expense                                          (57)                (20)
Investment income                                         301                  --

Foreign currency remeasurement (loss)
 gain and other expenses                                 (12)                 (14)
                                                      -------              ------
Income before provision for income taxes               4,085                  721

Provision for income taxes                               510                  147
                                                      -------              ------
Net income                                           $ 3,575               $  574
                                                      -------              ------
                                                      -------              ------

Net income per share                                 $  0.18               $ 0.04
                                                      -------              ------
                                                      -------              ------

Shares used in computing net income per share         20,246               13,786
                                                      -------              ------
                                                      -------              ------



See Notes to Condensed Consolidated Financial Statements

                                  DSP COMMUNICATIONS, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (U.S. DOLLARS IN THOUSANDS)
                                        (UNAUDITED)


                                                       THREE                THREE
                                                   MONTHS ENDED          MONTHS ENDED
                                                     MARCH 31,            MARCH 31,
                                                       1996                 1995
                                                   -----------           ------------
OPERATING ACTIVITIES:
Net income                                          $ 3,575                $   574
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
Depreciation and amortization                           380                     85

Loss on disposal of equipment                            --                      3

Gain from sales of short term investments              (141)                     --
Compensation expenses related to shares issued
  in a subsidiary                                        30                      --
Changes in operating assets and liabilities:
  Trade accounts receivable                           3,618                    (944)
  Other current assets                                 (133)                   (236)
  Accounts payable                                      362                     364
  Accrued compensation and benefits                    (173)                   (237)
  Deferred income                                       758                    (662)
  Other accrued liabilities                             501                      78
                                                    -------                 --------
Net cash provided by (used in) operating
  activities                                          8,777                     (975)
                                                    -------                 --------
Investing Activities:
Cash purchases of equipment                           (717)                     (254)
Proceeds from sales of equipment                         6                        10
Purchases of short term investments                  (6,291)                    (969)
Sales of short term investments                       5,628                      241
                                                    -------                 --------

Net cash used in investing activities                (1,374)                    (972)
                                                    -------                 --------


FINANCING ACTIVITIES:
Repayments of lease obligations                          --                      (15)
Issuance of common stock for cash                       771                   20,245
                                                    -------                 --------

Net cash provided by financing activities               771                   20,230
                                                    -------                 --------

Increase in cash and cash equivalents                 8,174                   18,283
Cash and cash equivalents
  at beginning of period                             10,292                    8,146
                                                    -------                 --------


Cash and cash equivalents at
  end of period                                     $18,466                  $26,429
                                                    -------                 --------
                                                    -------                 --------

SUPPLEMENTAL NONCASH INVESTING AND FINANCING INFORMATION
Other public offering expenses                      $    --                  $ 1,318
Equipment cost payable                              $    33                  $    --





See Notes to Condensed Consolidated Financial Statements

                              DSP COMMUNICATIONS, INC.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                     (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DSP Communications, Inc. ("DSPC" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

2. INCOME TAXES

The tax provision for the quarter ended March 31, 1996, reflects Israeli taxes on the portion of the undistributed income which is not subject to "Approved Enterprise" status and U.S. taxes on U.S. earnings which are not offset by net operating loss carry forwards.

3.  SUBSEQUENT EVENT

On April 24, 1996, the Company closed a follow-on offering of 4,000,000 shares at $26 per share, of which 901,368 shares were sold by a selling shareholder, resulting in net proceeds to the Company of approximately $76 million.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF

          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following information should be read in conjunction with the consolidated condensed interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report for the year ended December 31, 1995.

The results of operations for 1996 include the results of CTP Systems Ltd. ("CTP Systems"). CTP Systems is presently developing its wireless PBX product for commercial production, and commercial quantities are expected to be first shipped in the fourth quarter of 1996. CTP Systems incurred losses in the first quarter of 1996, and is expected to continue to incur losses in the following quarters of 1996.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of certain items from the Company's condensed consolidated statements of income as a percentage of total revenues.

                                                   Quarter ended
                                                      March 31,
                                                 ------------------
                                                  1996        1995
                                                 ------      ------
Revenues:

  Product                                         93.1%       81.7%

  Technology development                           6.9        18.3
                                                 ------------------

Cost of revenues:

  Product                                         53.2        41.8

  Technology development                           5.0         9.7
                                                 ------------------

                                                  58.2        51.5
Gross profit                                      41.8        48.5

Operating expenses:

  Research and development                         5.8        12.0

  Sales and marketing                              5.1        11.1

  General and administrative                       9.6        12.8
                                                 ------------------
                                                  20.5        35.9
                                                 ------------------

Operating income                                 21.3         12.6

Net interest and other income                     2.2          4.3
                                                 ------------------
Income before provision for income taxes         23.5         16.9

Provision for income taxes                       (2.9)        (3.5)
                                                 ------------------
Net income                                       20.6%        13.4%
                                                 ------------------

REVENUES

Total revenues increased 307% to $17.3 million in the first quarter of 1996 from $4.3 million in the first quarter of 1995.

Product revenues increased 364% to $16.1 million in the first quarter of 1996 from $3.5 million in the first quarter of 1995. The demand for the Company's baseband chip sets for the Japanese PDC digital cellular telephone market has increased significantly. In addition, during the first quarter of 1996 the Company commenced volume shipments of its new half rate chipset.

Technology development revenues were $1,198,000 in the first quarter of 1996 as compared to $779,000 in the first quarter of 1995. The Company's technology development revenues fluctuate depending on the number and size of technology development agreements and timing of related milestones and deliverables.

GROSS PROFIT

Gross profit in the first quarter of 1996 was $7.3 million (42% of revenues) compared to $2.1 million (49% of revenues) in the first quarter of 1995. The gross profit on product revenues decreased from 49% in the first quarter of 1995 to 43% in the first quarter of 1996. The Company anticipates that the cost of products sold as a percentage of product revenues may continue to increase in subsequent quarters as the sales price of chip sets decreases as a result of volume discounts and price pressures. The gross margin on technology development varies from quarter to quarter depending on the similarity or diversity of the products and technologies developed, and as contractual milestones are achieved.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses (net of grants from the Chief Scientist of the Israeli Ministry of Trade and Industry) increased to $1,007,000 (5.8% of revenues) in the first quarter of 1996 from $512,000 (12% of revenues) in the first quarter of 1995. The increase reflects the growth in engineering personnel and in projects under development, and the inclusion of CTP Systems' R&D activities.

SALES AND MARKETING EXPENSES

Sales and marketing expenses increased to $880,000 (5.1% of revenues) in the first quarter of 1996 from $474,000 (11.1% of revenues) in the first quarter of 1995. The increase reflects the growth in the marketing and sales staff at the Company's Cupertino, California, offices, increased participation at trade exhibitions, increased promotion and market research expenses, and increased expenses at the Company's Tokyo offices.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses in the first quarter of 1996 were $1,655,000 (9.6% of revenues) compared to $544,000 (12.8% of revenues) in the first quarter of 1995. General and administrative expenses increased primarily as a result of increased staffing levels at the Company's Cupertino offices and at the facilities of the Company's Israeli subsidiaries, increased facility expenses, increased administration expenses and fees, and the inclusion of CTP Systems' expenses.

OTHER INCOME

Net interest and other income was $375,000 in the first quarter of 1996 compared to $184,000 in the first quarter of 1995. The 1996 amount was generated primarily from interest on the Company's cash and investment balances, including the proceeds from the Company's initial public offering ("IPO") completed in March 1995, and from the follow-on public offering completed in June 1995.

PROVISIONS FOR INCOME TAX

The tax provision for the quarter ended March 31, 1996, reflects Israeli taxes on the portion of the undistributed income which is not subject to "Approved Enterprise" status and U.S. taxes on U.S. earnings which are not offset by net operating loss carryforwards. The effective tax rate for the first quarter of 1996 is approximately 12.5% and may increase in the future depending on, among other factors, the elimination over time of the tax benefits awarded with Approved Enterprise status and the possible application of U.S. tax rules regarding the taxation of controlled foreign corporations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities provided $8.8 million in the three months ended March 31, 1996 and used $1 million in the comparable period in 1995. Net cash provided from operations in the first quarter of 1996 was composed primarily of net income for the period, and an increase in accounts payable, a decrease in trade accounts receivable and an increase in deferred income.

The Company's investing activities, other than purchases of and proceeds from short-term investments, have consisted primarily of expenditures for fixed assets, which totaled $717,000 in the first three months of 1996 and $254,000 in the first three months of 1995.

In obtaining approval of the Company's reorganization from Israeli tax authorities, which was completed immediately before the closing of the IPO, the Company agreed to invest in activities in Israel not less than $9.0 million out of the proceeds of the IPO within three years after the IPO.

In October 1995, the Company completed the acquisition of CTP Systems, for $14.1 million. Prior shareholders of CTP Systems who are continuing as employees of CTP Systems and, under certain circumstances, prior shareholders who have no continuing role in CTP Systems, may be entitled to receive a contingent earn-out payment on March 31, 1998. The amount of the contingent earn-out payment will be determined by a formula based upon the profits and revenues, as defined, of CTP Systems for fiscal years 1996 and 1997 on a combined basis, and the relationship between such profits and revenues. The Company has the ability to extinguish the contingent earn-out obligation by paying an additional $6.0 million by December 1996.

As of March 31, 1996, the Company had $36.9 million of cash, cash equivalents and short-term investments. The Company believes that existing cash, cash equivalents and short-term investments balances, will be sufficient to meet its cash requirements for at least the next twelve months. While operating activities may provide cash in certain periods, to the extent the Company may experience growth in the future, the Company anticipates that its operating and investing activities may use cash and consequently, such growth may require the Company to obtain additional sources of financing. The Company may also from time to time consider the acquisition of additional complimentary businesses, projects or technologies which may require additional financing or require the use of a significant portion of its existing cash.

On April 24, 1996, the Company closed a follow-on public offering of 4,000,000 shares of Common Stock at $26 per share, of which 901,368 shares were sold by a selling shareholder. Aggregate net proceeds to the Company from the offering, exclusive of the Company's expenses associated with the offering, were approximately $76 million.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

This Form 10-Q contains forward looking statements concerning the Company's future products, expenses, revenue, liquidity and cash needs as well as the Company's plans and strategies. These forward looking statements are based on current expectations and the Company assumes no obligation to update this information. Numerous factors could cause actual results to differ significantly from the results described in these forward looking statements, including the following risk factors.

RELIANCE ON A SINGLE JAPANESE DISTRIBUTOR AND A SMALL NUMBER OF OEMS. Substantially all of the Company's sales of baseband chip sets for digital cellular telephones are to Tomen Electronics Corp. ("Tomen"), the Company's distributor in Japan. Tomen's sales of the Company's products are concentrated in a small number of Japanese original equipment manufacturer ("OEM") customers. Although Tomen has recently commenced shipments of the Company's products to additional Japanese OEMs, prior to 1996, Kenwood Corporation, Kyocera Corporation and Sanyo Electronic Co., Ltd. accounted for all of Tomen's sales of the Company's baseband chip sets. The loss of Tomen as a distributor or the loss of or significant reduction in Tomen's sales to any of these Japanese OEMs would have a material adverse effect on the Company's business, financial condition and results of operations. Because the worldwide cellular subscriber equipment industry is dominated by a small number of large corporations, the Company expects that a significant portion of its future product sales will continue to be concentrated in a limited number of OEMs. As a result, the Company's performance is likely to depend on relatively large orders from a limited number of distributors and OEMs. The Company's performance will also depend significantly on gaining additional OEM customers, both within existing markets and in new markets.
In addition the Company believes that the manufacture of subscriber equipment for emerging telecommunications services, such as personal communications services ("PCS") will also be concentrated in a limited number of OEMs. The loss of any exiting OEM customer, a significant reduction in the level of sales to any existing customers, or the failure of the Company to gain additional OEM customers could have a material adverse effect on the Company's business, financial condition and results of operations.

RELIANCE ON TEXAS INSTRUMENTS AND OTHER THIRD PARTY MANUFACTURERS. All of the Company's integrated circuits are currently fabricated by independent third parties, and the Company intends to continue using independent foundries in the future. To date, the Company has purchased all of the DSP chips for its baseband chip sets for cellular telephones from Texas Instruments Incorporated ("TI"). The Company also buys all of the DSP chips used in the products of CTP Systems from TI. The Company purchases standard DSP chips from TI, and TI embeds the Company's proprietary software algorithms in TI's chips. In addition, the Company currently purchases its application specific integrated circuits ("ASICs") for its PDC chip sets from VLSI Technology, Inc. ("VTI") and Atmel ES2, a wholly-owned subsidiary of Atmel, Inc. ("Atmel ES2"); all of its ASICs for analog baseband chip sets from TI and its ASICs for CTP Systems' products from American Microsystems, Inc. ("AMI") and Pacific Communication Services, Inc. ("PCSI"), a subsidiary of Cirrus Logic, Inc. Accordingly, the Company is and will remain dependent on independent foundries, including TI, PCSI, AMI, VTI and Atmel ES2, to achieve acceptable manufacturing yields, to allocate to the Company a sufficient portion of foundry capacity to meet the Company's needs and to offer competitive pricing to the Company. Although the Company has not experienced material quality, allocation or pricing problems to date, if such problems were to arise in the future, they would have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON JAPANESE MARKET. The future performance of the Company will be dependent, in large part, upon its ability to continue to compete successfully in the Japanese market. The Company's ability to continue to compete in this market will be dependent upon several factors, including no deterioration of existing trade relations between Japan, Israel and the United States or imposition of tariffs in the wireless personal communications industry, no adverse changes in the Japanese telecommunications regulatory environment, the Company's ability to develop products that meet the technical requirements of its Japanese customers and the Company's ability to maintain satisfactory relationships with its Japanese customers and its distributor. All of the Company's sales to its Japanese customers are denominated in United States dollars and, therefore, fluctuations in the exchange rate for the United States dollar could materially increase the price of the Company's products to these customers and require the Company to reduce prices of its products to remain competitive. Moreover, the expected emergence of Personal HandyPhone Services, a microcellular technology potentially competitive with today's existing Japanese analog and digital cellular networks, could reduce sales in Japan of digital cellular telephones incorporating the Company's baseband chip sets. There can be no assurance that changes in the political or economic conditions, trade policy or regulation of telecommunications in Japan will not have a material adverse effect on the Company's business, financial condition and results of operations.

DECLINING SALES PRICES. Manufacturers of wireless personal communications equipment are experiencing, and are likely to continue to experience, intense price pressure, which has resulted and is expected to continue to result in downward pricing pressure on the Company's products. As a result, the Company has experienced, and expects to continue to experience, declining sales prices for its products. In addition, pricing competition among component suppliers has increased. There can be no assurance that either increases in unit volume or reductions in per unit costs will offset declines in per unit sales prices, in which case the Company's gross profit would be adversely affected. Since cellular telephone manufacturers frequently negotiate supply arrangements far in advance of delivery dates, the Company often must commit to price reductions for its products before it is aware of how or if, such cost reductions can be obtained. As a result, such current or future price reduction commitments could have, and any inability of the Company to respond to increased price competition would have, a material adverse effect on the Company's business, financial condition and results of operations.

RELIANCE ON A SINGLE PRODUCT. Since December 1993, the Company has relied upon sales from a single product, its baseband chip set for digital cellular telephones for use in Japan, to generate substantially all of its product sales. The Company is developing additional products for digital cellular telephones, PCS and wireless PBX applications; however, there can be no assurance that it will be successful in doing so.

EXPECTED FLUCTUATIONS IN QUARTERLY OPERATING RESULTS AND POTENTIAL QUARTERLY LOSSES. The Company's quarterly operating results depend on the volume and timing of product orders received and delivered during the quarter and the timing of new product introductions by the Company and its customers. The Company anticipates that for the foreseeable future new product introductions may cause significant fluctuations in quarterly operating results. The Company's quarterly operating results may also vary significantly depending on other factors, including the introduction of new products by the Company's competitors; market acceptance of new products; the greater number of manufacturing days in the second and third quarters; adoption of new technologies and standards; relative prices of the Company's products; competition; the cost and availability of components; the mix of products sold; the quality and availability of chip sets manufactured for the Company by third parties; changes in the Company's distribution arrangements; sales of wireless subscriber equipment by OEMs and changes in general economic conditions. In addition, the Company has an obligation to make certain contingent earn-out payments in March 1988 in connection with its acquisition of CTP Systems; however, the Company has the right to extinguish this contingent earn-out obligation by paying $6 million by December 1996. If the Company elects to make this payment, it will result in the recognition of a substantial one-time charge against earnings and a material adverse effect on the Company's operating results in the quarter in which it is paid. In the event the Company does not elect to make this payment, the Company could be required to pay a substantially greater amount in March 1998 if CTP Systems exceeds its original projections of revenues and profits.

RISK OF INCREASED INCOME TAXES. DSPC Israel Ltd. ("DSPCI") and CTP Systems, two Israeli subsidiaries of the Company, operate as "Approved Enterprises" under Israel's Law for the Encouragement of Capital Investments, 1959, as amended. An Approved Enterprise is eligible for significant income tax rate reductions for several years following the first year in which it has income subject to taxation in Israel (after consideration of tax losses carried forward). There can be no assurance that this favorable tax treatment will continue, and any change in such tax treatment could have a material adverse effect on the Company's net income and results of operations. As of the date hereof, the Company is not aware of any circumstances that might cause it to lose its favorable tax treatment. If Israel's tax incentives or rates applicable to DSPCI or CTP Systems are rescinded or changed their income taxes could increase and their results of operations and cash flow would be adversely affected. In addition, the Company's income tax rate would increase if all or a portion of the earnings of DSP Telecom, DSPCI or CTP Systems were to become subject to United States federal and state income tax as a result of actual or deemed dividends or through operation of United States tax rules applicable to "controlled foreign corporations."

MARKETS FOR THE COMPANY'S PRODUCTS ARE HIGHLY COMPETITIVE. The markets for the Company's products are extremely competitive and the Company expects that competition will increase. Many of the Company's competitors have entrenched market positions, established patents, copyrights, tradenames, trademarks and intellectual property rights and substantial technological capabilities. The Company's current competitors in the digital cellular market include other suppliers of DSP-based chip sets and existing cellular telephone manufacturers that develop chip set solutions internally. Both in the cellular market and in other wireless personal communications markets, the Company's existing and potential competitors include large and emerging domestic and international companies, many of which have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than the Company. The Company believes that its ability to compete successfully in the wireless personal communications market will depend upon a number of factors both within and outside of its control, including price, quality, availability, product performance and features; timing of new product introductions by the Company, its customers and competitors; and customer service and technical support. There can be no assurance that the Company will have the financial resources, technical expertise, or marketing, sales, distribution and customer service and technical support capabilities to compete successfully.

RELIANCE ON INTERNATIONAL OPERATIONS; RISKS OF OPERATIONS IN ISRAEL. The Company is subject to the risks of doing business internationally, including unexpected changes in regulatory requirements; fluctuations in the exchange rate for the United States dollar; imposition of tariffs and other barriers and restrictions; and the burdens of complying with a variety of foreign laws. The Company is also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. In particular, the Company's principal research and development facilities are located in the State of Israel and, as a result, at March 31, 1996, 106 of the Company's 119 employees were located in Israel, including all of the Company's research and development personnel. Therefore, the Company is directly affected by the political, economic and military conditions to which that country is subject. In addition many of the Company's expenses in Israel are paid in Israeli currency, thereby also subjecting the Company to foreign currency fluctuations and to economic pressures resulting from Israel's generally high rate of inflation. The rate of inflation in Israel for 1994 and 1995 was 14.7% and 8.1%, respectively. While substantially all of the Company's sales and expenses are denominated in United States dollars, a portion of the Company's expenses are denominated in Israeli shekels. The Company's primary expense paid in Israeli currency is employee salaries. As a result, an increase in the value of Israeli currency in comparison to the United States dollar could increase the cost of technology development, research and development expenses and general and administrative expenses. There can be no assurance that currency fluctuations, changes in the rate of inflation in Israel or any of the other aforementioned factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

In the past, the Company has obtained royalty-bearing grants from the Office of the Chief Scientist in Israel's Ministry of Industry and Trade (the "Chief Scientist") and the Israel-United States Binational Industrial Research and Development Foundation to fund research and development. The terms of the grants from the Chief Scientist prohibit the transfer of technology developed pursuant to the terms of these grants to any person, without the prior written consent of the State of Israel. The Company does not expect to apply for such grants for the development of new products in the future but will continue to apply for grants for existing products.

OPERATIONAL RISKS ASSOCIATED WITH CTP SYSTEMS. On October 26, 1995, the Company acquired for $14.1 million CTP Systems, a developer and manufacturer of wireless PBXs and other low-mobility wireless communications applications. CTP Systems' wireless PBX equipment is currently in Beta testing, which may identify quality or operational problems in the product that require the Company to incur additional engineering expenses to correct any problems or redesign the product, and also may result in a delay in making the product commercially available. CTP Systems intends to manufacture its own products and will, therefore, be subject to various risks associated with the manufacturing process, including errors in the manufacturing process, shortages of required components, manufacturing equipment failures and disruptions of operations at the manufacturing facility. Prolonged inability of CTP Systems to deliver products in a timely manner could result in the loss of customers and a material adverse effect on its results of operations. In addition certain of the components included in CTP Systems' products are obtained from a single source or a limited group of suppliers. The partial or complete loss or delay of the supply of components from certain of these sources could result in a significant reduction in CTP Systems' revenues and could also damage certain customer relationships.

MANAGEMENT OF GROWTH. The growth in the Company's business has placed, and is expected to continue to place, a significant strain on the Company's management and operations. To manage its growth, the Company must continue to implement and improve its operational, financial and management information systems and expand, train and manage its employees. The anticipated increase in product development and marketing and sales expenses coupled with the Company's reliance on OEMs to successfully market and develop products that incorporate the Company's proprietary technologies could have an adverse effect on the Company's performance in the next several quarters. The Company's failure to manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

FUTURE ACQUISITIONS. The Company's strategy includes obtaining additional technologies and will involve, in part, acquisitions of products, technologies or businesses from third parties. Identifying and negotiating these acquisitions may divert substantial management resources. An acquisition could absorb substantial cash resources, could require the Company to incur or assume debt obligations, or could involve the issuance of additional Common or Preferred Stock. The issuance of additional equity securities would dilute and could represent an interest senior to the rights of then outstanding Common Stock of the Company. An acquisition which is accounted for as a purchase, like the acquisition of CTP Systems, could involve significant one-time non-cash write-offs, or could involve the amortization of goodwill over a number of years, which would adversely affect earnings in those years. Acquisitions outside the digital communications area may be viewed by outside market analysts as a diversion of the Company's focus on digital communications. For these and other reasons, the market for the Company's stock may react negatively to the announcement of any acquisition. An acquisition will continue to require attention from the Company's management to integrate the acquired entity into the Company's operations, may require the Company to develop expertise in fields outside its current area of focus and may result in departures of management of the acquired entity. An acquired entity may have unknown liabilities, and its business may not achieve the results anticipated at the time of the acquisition.

PART II. OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

      None.


ITEM 2.        CHANGES IN SECURITIES

      None.


ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

      None.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company held a special meeting of stockholders on February 29, 1996. At the special meeting, the following matters were voted upon:

1. Proposal to authorize the Board of Directors to amend, at any time prior to the 1996 Annual Meeting of Stockholders, the Company's Certificate of Incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from 20,000,000 to 70,000,000 shares. The results of the voting were as follows:

      Number of Shares voted FOR         5,260,957
      Number of Shares voted AGAINST     1,869,180
      Number of Shares ABSTAINING            3,250
      Number of Broker Non-Votes               500

2. Proposal to authorize the Board of Directors to amend, at any time prior to the 1996 Annual Meeting of Stockholders, the Company's Certificate of Incorporation to effect a two-for-one stock split. The results of voting were as follows:

      Number of Shares voted FOR         7,077,836
      Number of Shares voted AGAINST        52,801
      Number of Shares ABSTAINING            3,250
      Number of Broker Non-Votes                --

ITEM 5.        OTHER INFORMATION

On April 24, 1996, the Company effected a follow-on public offering of shares of its Common Stock. Aggregate net proceeds to the Company, exclusive of the Company's expenses associated with the offering, were $75,536,210. A complete description of the terms of the public offering is set forth in the Company's Registration Statement on Form S-3 (File No. 333-3134), which was declared effective on April 18, 1996.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

      11.1 Statement re: computation of per share earnings.

      27   Financial Data Schedule.

      (b)  Reports on Form 8-K

           On January 10, 1996 the Company filed a Form 8-K/A. This Form 8-K/A constituted Amendment No. 1 to a report on Form 8-K filed by the Company on November 13, 1995, and was filed solely for the purpose of filing the financial statements of CTP Systems Ltd. and the pro forma financial information required by Item 7 of Form 8-K.

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  May 14, 1996



DSP COMMUNICATIONS, INC.





By: /s/  Gerald Dogon
    --------------------------------

Gerald Dogon, Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)