Form 10-Q
period 1996-06-30
DSP COMMUNICATIONS INC
filed 1996-08-12
CIK 934545

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q


(Mark One)

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended  June 30, 1996
                                -------------
                       or

(    )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ____________


                      Commission File Number 0-25622
                                             -------

                         DSP COMMUNICATIONS, INC.
                         ------------------------
           (Exact name of registrant as specified in its charter)

      Delaware                                         77-0389180
      --------                                         ----------
(State or other jurisdiction of             (I.R.S. Employer Identification
 incorporation or organization)                          Number)


 20300 Stevens Creek Boulevard, Cupertino, California            95014
 ------------------------------------------------------------------------
 (Address of Principal Executive Offices)                      (Zip Code)

    Registrant's telephone number, including area code  (408) 777-2700
                                                        --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----

As of August 7, 1996, there were 21,999,063 shares of Common Stock ($.001 par value) outstanding.

                                        INDEX

                               DSP COMMUNICATIONS, INC.

                                                                       PAGE NO.
                                                                       --------

PART I. FINANCIAL INFORMATION
- -----------------------------

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets - June 30, 1996
          and December 31, 1995............................................3

         Condensed consolidated income statements-Quarter
          ended June 30, 1996 and 1995, and six months
          ended June 30, 1996 and 1995.....................................4

         Condensed consolidated statements of cash flows - Six months ended June 30, 1996 and 1995.....................................5

         Notes to condensed consolidated financial statements -
          June 30, 1996....................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................7

PART II. OTHER INFORMATION
- --------------------------

Item 1.  Legal Proceedings................................................15
Item 2.  Changes in Securities............................................15
Item 3.  Defaults upon Senior Securities..................................15
Item 4.  Submission of Matters to a Vote of Security Holders..............15
Item 5.  Other Information................................................16
Item 6.  Exhibits and Reports on Form 8-K.................................16

SIGNATURE.................................................................17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            DSP COMMUNICATIONS INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (U.S. DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                    JUNE 30,     DECEMBER 31,
                                                    1 9 9 6        1 9 9 5
                                                    -------        -------
                                                  (Unaudited)      (Note 1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                          $  64,003      $  10,292
Short term investments                                55,578         17,696
Trade accounts receivable                              7,708          8,838
Other current assets                                   2,249          1,448
                                                   ---------      ---------
  Total current assets                               129,538         38,274

Property and Equipment, net                            3,000          1,823

Goodwill                                               2,133          2,379

Other Assets                                           1,473          1,643
                                                   ---------      ---------
                                                   $ 136,144      $  44,119
                                                   ---------      ---------
                                                   ---------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                   $   5,157      $   3,419
Accrued compensation and benefits                      1,962          1,711
Other accrued liabilities                              5,616          3,478
Deferred income                                        1,316            473
                                                   ---------      ---------
  Total current liabilities                           14,051          9,081

Other Liabilities                                        230            170

STOCKHOLDERS' EQUITY
Common stock (21,915,275
 and 18,105,922 shares issued
 and outstanding at June 30, 1996,
 and Dec. 31, 1995, respectively)                         21             18
Additional paid-in capital                           117,261         39,794
Contributed capital                                    7,232          7,232
Accumulated deficit                                   (2,651)       (12,176)
                                                   ---------      ---------
 Total stockholders' equity                          121,863         34,868
                                                   ---------      ---------
                                                   $ 136,144      $  44,119
                                                   ---------      ---------
                                                   ---------      ---------


See Notes to Condensed Consolidated Financial Statements

Note 1: The balance sheet at December 31, 1995 has been derived from audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                              DSP COMMUNICATIONS INC.
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
            (U.S. DOLLARS AND SHARES IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                        THREE         THREE           SIX            SIX
                                     MONTHS ENDED  MONTHS ENDED   MONTHS ENDED   MONTHS ENDED
                                       JUNE 30,      JUNE 30,       JUNE 30,       JUNE 30,
                                       1 9 9 6       1 9 9 5        1 9 9 6        1 9 9 5
                                     ------------  ------------   ------------   ------------
REVENUES
Product                                $ 19,595      $  7,234       $ 35,719       $ 10,711
Technology development                      736           788          1,934          1,567
                                       --------      --------       --------       --------
  Total revenues                         20,331         8,022         37,653         12,278

COST OF REVENUES
Product                                  10,610         4,178         19,822          5,956
Technology development                      816           580          1,674            991
                                       --------      --------       --------       --------
  Total cost of revenues                 11,426         4,758         21,496          6,947


Gross profit                              8,905         3,264         16,157          5,331

OPERATING EXPENSES
Research and development                  1,019           640          2,026          1,152
Sales and marketing                         746           571          1,626          1,045
General and administrative                1,429           723          3,084          1,268
                                       --------      --------       --------       --------
                                          3,194         1,934          6,736          3,465
                                       --------      --------       --------       --------

Operating income                          5,711         1,330          9,421          1,866

Net interest and other income             1,089           194          1,464            379
                                       --------      --------       --------       --------
Income before provision
 for income taxes                         6,800         1,524         10,885          2,245
Provision for income taxes                  850           301          1,360            448
                                       --------      --------       --------       --------
Net income                             $  5,950      $  1,223       $  9,525       $  1,797
                                       --------      --------       --------       --------
                                       --------      --------       --------       --------
Net income per share                   $   0.26      $   0.07       $   0.44       $   0.11
                                       --------      --------       --------       --------
                                       --------      --------       --------       --------

Shares used in computing
 net income per share                    22,925        17,892         21,586         15,840
                                       --------      --------       --------       --------
                                       --------      --------       --------       --------

See Notes to Condensed Consolidated Financial Statements

                            DSP COMMUNICATIONS INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                         SIX             SIX
                                                     MONTHS ENDED    MONTHS ENDED
                                                       JUNE 30,        JUNE 30,
                                                       1 9 9 6         1 9 9 5
                                                     ------------    ------------
OPERATING ACTIVITIES:
Net income                                            $   9,525       $   1,797
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
Depreciation and amortization                               794             183

Loss on disposal of equipment                                 2               2
Other                                                        --             (83)

Changes in operating assets and liabilities:
  Trade accounts receivable                               1,130          (1,741)
  Accounts receivable for affiliated companies               --              68
  Other current assets                                     (801)           (507)
  Accounts payable                                        1,620           1,912
  Accrued compensation and benefits                         251             105
  Deferred income                                           843            (720)
  Other accrued liabilities                               1,889           1,262
                                                      ---------       ---------

Net cash provided by (used in) operating activities      15,253           2,278
                                                      ---------       ---------

INVESTING ACTIVITIES:
Cash purchases of equipment                              (1,446)           (547)
Proceeds from sales of equipment                              7              10
Purchases of short term investments, net                (37,994)        (19,014)
                                                      ---------       ---------

Net cash used in investing activities                   (39,433)        (19,551)
                                                      ---------       ---------

FINANCING ACTIVITIES:
Repayments of lease obligations                              --             (28)
Issuance of common stock for cash                        77,891          30,152
                                                      ---------       ---------

Net cash provided by financing activities                77,891          30,124
                                                      ---------       ---------

Increase in cash and cash equivalents                    53,711          12,851
Cash and Cash equivalents
  at beginning of period                                 10,292           8,146
                                                      ---------       ---------

Cash and cash equivalents at
  end of period                                       $  64,003       $  20,997
                                                      ---------       ---------
                                                      ---------       ---------

See Notes to Condensed Consolidated Financial Statements.

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

2.  FOLLOW-ON OFFERING

On April 24, 1996, the Company closed a follow-on offering of 4,000,000 shares of common stock at $26 per share, of which 901,368 shares were sold by a selling shareholder, resulting in net proceeds to the Company of approximately $76 million.

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

The results of operations for 1996 include the results of CTP Systems Ltd. ("CTP Systems"). CTP Systems is presently developing its wireless PBX product for commercial production, and commercial quantities are expected to be first shipped in the fourth quarter of 1996. CTP Systems' activities incurred losses in the first and second quarters and are expected to continue to incur losses in the following quarters of 1996.


RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of certain items from the Company's condensed consolidated statements of income as a percentage of total revenues.

                                      Quarter ended      Six months ended
                                        June 30,             June 30,
                                     1996      1995       1996      1995
                                    ----------------     ----------------
Revenues:
  Product                            96.4      90.2%      94.9      87.2%
  Technology development              3.6       9.8        5.1      12.8
                                    ----------------     ----------------
                                    100.0     100.0      100.0     100.0
Cost of revenues:
  Product                            52.2      52.1       52.6      48.5
  Technology development              4.0       7.2        4.4       8.1
                                    ----------------     ----------------
                                     56.2      59.3       57.0      56.6
                                    ----------------     ----------------
Gross profit                         43.8      40.7       43.0      43.4
Operating expenses:
  Research and development            5.0       8.0        5.4       9.4
  Sales and marketing                 3.7       7.1        4.3       8.5
  General and administrative          7.0       9.0        8.2      10.3
                                    ----------------     ----------------
                                     15.7      24.1       17.9      28.2
                                    ----------------     ----------------
Operating income                     28.1      16.6       25.1      15.2
Net interest and other income         5.3       2.4        3.8       3.1
                                    ----------------     ----------------
Income before provision
 for income taxes                    33.4      19.0       28.9      18.3
Provision for income taxes           (4.2)     (3.8)      (3.6)     (3.6)
                                    ----------------     ----------------
Net income                           29.2%     15.2%      25.3%     14.7%
                                    ----------------     ----------------
                                    ----------------     ----------------

REVENUES

Total revenues increased 153% to $20.3 million in the second quarter of 1996 from $8.0 million in the second quarter of 1995, and 207% to $37.7 million in the six months ended June 30, 1996 from $12.3 million in the comparable period in 1995.

Product revenues increased 171% to $19.6 million in the second quarter of 1996 from $7.2 million in the second quarter of 1995, and 233% to $35.7 in the six months ended June 30, 1996 from $10.7 million in the first six months of 1995. The demand for the Company's baseband chip sets for the Japanese PDC digital cellular telephone market has increased significantly. In addition, during the first six months of 1996 the Company commenced volume shipments sales of its new half rate chip set.

Technology development revenues were $736,000 in the second quarter of 1996 as compared to $788,000 in the second quarter of 1995, and $1,934,00 in the six months ended June 30, 1996 compared to $1,567,000 in the six months ended June 30, 1995. The Company's technology development revenues fluctuate depending on the number and size of technology development agreements and timing of related milestones and deliverables.

GROSS PROFIT

Gross profit in the second quarter of 1996 was $8.9 million (43.8% of revenues) compared to $3.3 million (40.7% of revenues) in the second quarter of 1995. Gross profit in the first half of 1996 was $16.2 (42.9% of revenues), compared to $5.3 million (43.4% of revenues) in the first half of 1995. The gross profit on product revenues increased to 45.9% in the second quarter of 1996 from 42.2% in the second quarter of 1995. The gross profit on product revenues increased to 44.5% in the first half of 1996 from 44.4% in the first half of 1995. Gross margins on product revenues increased in the second quarter of 1996 as the Company completed its obligations to pay royalties to the Chief Scientist of the Israel Ministry of Trade and Industry, and therefore was not required to provide for this 3% royalty for all sales recorded during the quarter. Sales of CTP Systems' Wireless PBX systems to Beta sites were effected in small quantities. These sales were effected at negative margins, and the Company expects that it will continue to experience negative margins on low volume initial systems sales until higher volume sales are achieved. Higher volume sales are anticipated at the end of 1996. Margins were also positively effected by a change in the composition of products and customers which yielded a higher margin. The Company anticipates that the cost of products sold as a percentage of product revenues may increase in subsequent quarters as the sales price of chip sets decreases as a result of volume discounts and price pressures. The costs incurred on technology development varies from quarter to quarter depending on the similarity or diversity of the products and technologies developed, and as contractual milestones are achieved. The achievement of certain contractual milestones was delayed from the second quarter, and as a result, the related revenues were not recognized and a gross loss resulted on technology development. The Company believes that these milestones will be achieved in the third quarter.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased to $1,019,000 (5.0% of revenues) in the second quarter of 1996 from $640,000 (8.0% of revenues) in the second quarter of 1995, (net of grants from the Chief Scientist of the Israeli Ministry of Trade and Industry) and to $2,026,000 (5.4% of revenues) in the six months ended June 30, 1996, compared to $1,152,000 (9.4% of revenues) in the six months ended June 30, 1995. The increase reflects the growth in engineering personnel and in projects under development, and the inclusion of CTP Systems' R&D activities.

SALES AND MARKETING EXPENSES

Sales and marketing expenses increased to $746,000 (3.7% of revenues) in the second quarter of 1996 from $571,000 (7.1% of revenues) in the second quarter of 1995, and to $1,626,000 (4.3% of revenues) in the six months ended June 30, 1996 compared to $1,045,000 (8.5% of revenues) in the six months ended June 30, 1995. The increase reflects the growth in the marketing and sales staff at the Company's Cupertino, California, offices, increased participation at trade exhibitions, increased promotion and market research expenses, and increased expenses at the Company's Tokyo offices.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses in the second quarter of 1996 were $1,429,000 (7.0% of revenues) compared to $723,000 (9% of revenues) in the second quarter of 1995, and $3,084,000 (8.2% of revenues) in the six months ended June 30, 1996, compared to $1,268,000 (10.3% of revenues) in the six months ended June 30, 1995. General and administrative expenses increased primarily as a result of increased staffing levels at the Company's Cupertino offices and at the facilities of the Company's Israeli subsidiaries, increased facility expenses, increased administration expenses and fees, and the inclusion of CTP Systems' administration expenses and related amortization of the goodwill recorded with the acquisition of CTP Systems.

OTHER INCOME

Net interest and other income was $1,089,000 in the second quarter of 1996 compared to $194,000 in the second quarter of 1995, and was $1,464,000 in the six months ended June 30, 1996, compared to $379,000 in the six months ended June 30, 1995. The 1996 amount was generated primarily from interest on the Company's cash and investment balances, including the proceeds from the Company's follow-on public offerings completed in June 1995 and in April 1996.

PROVISIONS FOR INCOME TAX

The tax provision for the quarter and six month period ended June 30, 1996, reflects Israeli taxes on the portion of the undistributed income which is not subject to "Approved Enterprise" status and U.S. taxes on U.S. earnings which are not offset by net operating loss carry forwards. The effective tax rate for the second quarter of 1996 is approximately 12.5% and may increase in the future depending on, among other factors, the elimination over time of the tax benefits awarded with Approved Enterprise status and the possible application of U.S. tax rules regarding the taxation of controlled foreign corporations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities provided $15.3 million in the six months ended June 30, 1996 and $2.3 million in the comparable period in 1995. Net cash provided from operations in 1996 was composed primarily of net income for the period, and an increase in current liabilities and a decrease in trade accounts receivable.

The Company's investing activities, other than purchases of and proceeds from short-term investments, have consisted primarily of expenditures for fixed assets, which totaled $1,466,000 in the first six months of 1996 and $547,000 in the first six months of 1995.

In obtaining approval of the Company's reorganization from Israeli tax authorities, which was completed immediately before the closing of the Company's initial public offering in March 1995 ("IPO"), the Company agreed to invest in activities in Israel not less than $9.0 million out of the proceeds of the IPO within three years after the IPO.

In October 1995, the Company completed the acquisition of CTP Systems, for $14.1 million. Prior shareholders of CTP Systems who are continuing as employees of CTP Systems and, under certain circumstances, prior shareholders who have no continuing role in CTP Systems, may be entitled to receive a contingent earn-out payment on March 31, 1998. The amount of the contingent earn-out payment will be determined by a formula based upon the profits and revenues, as defined, of CTP Systems for fiscal years 1996 and 1997 on a combined basis, and the relationship between such profits and revenues. The Company has the ability to extinguish the contingent earn-out obligation by paying an additional $6.0 million by December 1996. Based on the operating results of CTP Systems to date, the Company does not expect that the prior shareholders of CTP Systems will be entitled to receive such an earn-out payment. The Company does not currently plan to extinguish the obligation by making the $6.0 million payment in 1996.

As of June 30, 1996, the Company had $119.6 million of cash, cash equivalents and short-term investments. The Company believes that existing cash, cash equivalents and short-term investments balances, will be sufficient to meet its cash requirements for at least the next twelve months. While operating activities may provide cash in certain periods, to the extent the Company may experience growth in the future, the Company anticipates that its operating and investing activities may use cash and consequently, such growth may require the Company to obtain additional sources of financing. The Company may also from time to time consider the acquisition of additional complimentary businesses, projects or technologies which may require additional financing or require the use of a significant portion of its existing cash.

On April 24, 1996, the Company closed a follow-on public offering of 4,000,000 shares of Common Stock at $26 per share, of which 901,368 shares were sold by a selling shareholder. Aggregate net proceeds to the Company from the offering, exclusive of the Company's expenses associated with the offering, were $76,536,210.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

This Form 10-Q contains forward looking statements concerning the Company's future products, expenses, revenue, liquidity and cash needs as well as the Company's plans and strategies. These forward looking statements are based on current expectations, and the Company assumes no obligation to update this information. Numerous factors could cause actual results to differ significantly from the results described in these forward looking statements, including the following risk factors.

RELIANCE ON A SINGLE JAPANESE DISTRIBUTOR AND A SMALL NUMBER OF OEMS. Substantially all of the Company's sales of baseband chip sets for digital cellular telephones are to Tomen Electronics Corp. ("Tomen"), the Company's distributor in Japan. Tomen's sales of the Company's products are concentrated in a small number of Japanese original equipment manufacturer ("OEM") customers. Although Tomen has recently commenced shipments of the Company's products to additional Japanese OEMs, prior to 1996, Kenwood Corporation, Kyocera Corporation and Sanyo Electronic Co., Ltd. accounted for all of Tomen's sales of the Company's baseband chip sets. The loss of Tomen as a distributor or the loss of or significant reduction in Tomen's sales to any of these Japanese OEMs would have a material adverse effect on the Company's business, financial condition and results of operations. Because the world-wide cellular subscriber equipment industry is dominated by a small number of large corporations, the Company expects that a significant portion of its future product sales will continue to be concentrated in a limited number of OEMS.

As a result, the Company's performance is likely to depend on relatively large orders from a limited number of distributors and OEMS. The Company's performance will also depend significantly on gaining additional OEM customers, both within existing markets and in new markets. In addition, the Company believes that the manufacture of subscriber equipment for emerging telecommunications services, such as personal communications services ("PCS"), will also be concentrated in a limited number of OEMS. The loss of any existing OEM customer, a significant reduction in the level of sales to any existing customers, or the failure of the Company to gain additional OEM customers could have a material adverse effect on the Company's business, financial condition and results of operations.

RELIANCE ON TEXAS INSTRUMENTS AND OTHER THIRD PARTY MANUFACTURERS. All of the Company's integrated circuits are currently fabricated by independent third parties and the Company intends to continue using independent foundries in the future. To date, the Company has purchased all of the DSP chips for its baseband chip sets for cellular telephones from Texas Instruments Incorporated ("TI"). The Company also buys all of the DSP chips used in the products of CTP Systems from TI. The Company purchases standard DSP chips from TI, and TI embeds the Company's proprietary software algorithms in TI's chips. In addition, the Company currently purchases its application specific integrated circuits ("ASICs") for its PDC chip sets from VLSI Technology, Inc. ("VTI") and Atmel ES2, a wholly-owned subsidiary of Atmel, Inc. ("Atmel ES2"); all of its ASICs for analog baseband chip sets from TI and its ASICs for CTP Systems' products from American Microsystems, Inc. ("AMI") and Pacific Communication Services, Inc. ("PCSI"), a subsidiary of Cirrus Logic, Inc. Accordingly, the Company is and will remain dependent on independent foundries, including TI, PCSI, AMI, VTI and Atmel ES2, to achieve acceptable manufacturing yields, to allocate to the Company a sufficient portion of foundry capacity to meet the Company's needs and to offer competitive pricing to the Company. Although the Company has not experienced material quality, allocation or pricing problems to date, if such problems were to arise in the future, they would have a material adverse effect on the Company's business, financial condition and results of operations.

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

DECLINING SALES PRICES. Manufacturers of wireless personal communications equipment are experiencing, and are likely to continue to experience, intense price pressure, which has resulted and is expected to continue to result in downward pricing pressure on the Company's products. As a result, the Company has experienced, and expects to continue to experience, declining sales prices for its products. In addition, pricing competition among component suppliers has increased. There can be no assurance that either increases in unit volume or reductions in per unit costs will offset declines in per unit sales prices, in which case the Company's gross profit would be adversely affected. Since cellular telephone manufacturers frequently negotiate supply arrangements far in advance of delivery dates, the Company often must commit to price reductions for its products before it is aware of how, or if, such cost reductions can be obtained. As a result, such current or future price reduction commitments could have, and any inability of the Company to respond to increased price competition would have, a material adverse effect on the Company's business, financial condition and results of operations.

RELIANCE ON A SINGLE PRODUCT; INTRODUCTION OF HALF RATE CHIP SET. Since December 1993, the Company has relied upon sales from a single product, its baseband chip set for digital cellular telephones for use in Japan, to generate substantially all of its product sales. The Company is in the process of developing additional products for digital cellular telephones, PCS and wireless PBX applications; however, there can be no assurance that it will be successful in doing so.

During the first six months of 1996, the Company commenced volume shipments of its new half rate chip set. Although the Company extensively tested the half rate chip set prior to its introduction, design adjustments may yet be required which could result in delays in further volume production or recalls of half rate chip sets already sold. Although the Company has not to date experienced any errors or the need for any such adjustments with respect to the half rate chip set, the occurrence of such errors or adjustments could have a material adverse effect on the Company's business, financial condition or results of operations.

EXPECTED FLUCTUATIONS IN QUARTERLY OPERATING RESULTS AND POTENTIAL QUARTERLY LOSSES. The Company's quarterly operating results depend on the volume and timing of product orders received and delivered during the quarter and the timing of new product introductions by the Company and its customers. The Company anticipates that for the foreseeable future new product introductions may cause significant fluctuations in quarterly operating results. The Company's quarterly operating results may also vary significantly depending on other factors, including the introduction of new products by the Company's competitors; market acceptance of new products; the greater number of manufacturing days in the second and third quarters; adoption of new technologies and standards; relative prices of the Company's products; competition; the cost and availability of components; the mix of products sold; the quality and availability of chip sets manufactured for the Company by third parties; changes in the Company's distribution arrangements; sales of wireless subscriber equipment by OEMs and changes in general economic conditions. In addition, the Company has an obligation to make certain contingent earn-out payments on March 1988 in connection with its acquisition of CTP Systems; however, the Company has the right to extinguish this contingent earn-out obligation by paying $6 million by December 1996. If the Company elects to make this payment, it will result in the recognition of a substantial one-time charge against earnings and a material adverse effect on the Company's operating results in the quarter in which it is paid. In the event the Company does not elect to make this payment, the Company could be required to pay a substantially greater amount in March 1998 if CTP Systems exceeds its original projections of revenues and profits.

RISK OF INCREASED INCOME TAXES. DSPC Israel Ltd. ("DSPCI") and CTP Systems, two Israeli subsidiaries of the Company, operate as "Approved Enterprises" under Israel's Law for the Encouragement of Capital Investments, 1959, as amended. An Approved Enterprise is eligible for significant income tax rate reductions for several years following the first year in which it has income subject to taxation in Israel (after consideration of tax losses carried forward). There can be no assurance that this favorable tax treatment will continue, and any change in such tax treatment could have a material adverse effect on the Company's net income and results of operations. As of this date, the Company is not aware of any circumstances that might cause it to lose its favorable tax treatment. If Israel's tax incentives or rates applicable to DSPCI or CTP Systems are rescinded or changed, their income taxes could increase and their results of operations and cash flow would be adversely affected. In addition, the Company's income tax rate would increase if all or a portion of the earnings of DSP Telecom, DSPCI or CTP Systems were to become subject to United States federal and state income tax as a result of actual or deemed dividends or through operation of United States tax rules applicable to "controlled foreign corporations.

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

RELIANCE ON INTENTIONAL OPERATIONS; RISKS OF OPERATIONS IN ISRAEL. The Company is subject to the risks of doing business internationally, including unexpected changes in regulatory requirements; fluctuations in the exchange rate for the United States dollar; imposition of tariffs and other barriers and restrictions; and the burdens of complying with a variety of foreign laws. The Company is also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. In particular, the Company's principal research and development facilities are located in the State of Israel and, as a result, at June 30, 1996, 109 of the Company's 121 employees were located in Israel, including all of the Company's research and development personnel. Therefore, the Company is directly affected by the political, economic and military conditions to which that country is subject. In addition, many of the Company's expenses in Israel are paid in Israeli currency, thereby also subjecting the Company to foreign currency fluctuations and to economic pressures resulting from Israel's generally high rate of inflation. The rate of inflation in Israel for 1994 and 1995 was 14.7% and 8.1%, respectively. While substantially all of the Company's sales and expenses are denominated in United States dollars, a portion of the Company's expenses are denominated in Israeli shekels. The Company's primary expense paid in Israeli currency is employee salaries. As a result, an increase in the value of Israeli currency in comparison to the United States dollar could increase the cost of technology development, research and development expenses and general and administrative expenses. There can be no assurance that currency fluctuations, changes in the rate of inflation in Israel or any of the other aforementioned factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

OPERATIONAL RISKS ASSOCIATED WITH CTP SYSTEMS. On October 26, 1995, the Company acquired for $14.1 million CTP Systems, a developer and manufacturer of wireless private branch exchanges ("PBXs") and other low-mobility wireless communications applications. CTP Systems' wireless PBX equipment is currently in Beta testing, which may identify quality or operational problems in the product that require the Company to incur additional engineering expenses to correct any problems or redesign the product, and also may result in a delay in making the product commercially available. CTP Systems intends to manufacture its own products and will, therefore, be subject to various risks associated with the manufacturing process, including errors in the manufacturing process, shortages of required components, manufacturing equipment failures and disruptions of operations at the manufacturing facility. Prolonged inability of CTP Systems to deliver products in a timely manner could result in the loss of customers and a material adverse effect on its results of operations. In addition, certain of the components included in CTP Systems' products are obtained from a single source or a limited group of suppliers. The partial or complete loss or delay of the supply of components from certain of these sources could result in a significant reduction in CTP Systems' revenues and could also damage certain customer relationships.

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

FUTURE ACQUISITIONS. The Company's strategy includes obtaining additional technologies and will involve, in part, acquisitions of products, technologies or businesses from third parties. Identifying and negotiating these acquisitions may divert substantial management resources. An acquisition could absorb substantial cash resources, could require the Company to incur or assume debt obligations, or could involve the issuance of additional Common or Preferred Stock. The issuance of additional equity securities would dilute and could represent an interest senior to the rights of then outstanding Common Stock of the Company. An acquisition which is accounted for as a purchase, like the acquisition of CTP Systems, could involve significant one-time non-cash write-offs, or could involve the amortisation of goodwill over a number of years, which would adversely affect earnings in those years. Acquisitions outside the digital communications area may be viewed by outside market analysts as a diversion of the Company's focus on digital communications. For these and other reasons, the market for the Company's stock may react negatively to the announcement of any acquisition. An acquisition will continue to require attention from the Company's management to integrate the acquired entity into the Company's operations, may require the Company to develop expertise in fields outside its current area of focus and may result in departures of management of the acquired entity. An acquired entity may have unknown liabilities, and its business may not achieve the results anticipated at the time of the acquisition.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

    None.


ITEM 2.   CHANGES IN SECURITIES

    None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

    None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of stockholders was held on June 4, 1996. At the annual meeting, the following matters were voted upon:

1. The election of two (2) Class I directors to serve for a three year term until the 1999 Annual Meeting of Stockholders. The results of the voting were as follows:

    a.  DAVIDI GILO:

    Number of shares voted FOR               15,449,694
    Number of shares voted AGAINST              144,955

    b.  ANDREW SCHONZEIT:

    Number of shares voted FOR               15,449,694
    Number of shares voted AGAINST              144,955

2. Proposal to amend and restate the DSP Communications, Inc. 1995 Director Stock Option Plan to (a) increase the number of shares of common stock reserved for issuance thereunder from 200,000 shares to 300,000 shares, and (b) change the vesting schedule of future grants of Subsequent Options under the Plan so that future Subsequent Options may be exercisable as to 100% of the shares subject to such options on the first anniversary of the date of the grant rather than the fourth anniversary. The results of the voting were as follows:

    Number of Shares Voted FOR               11,141,406
    Number of Shares Voted AGAINST            4,241,883
    Number of Shares ABSTAINING                  70,440
    Number of Broker Non-Votes                  140,920

3. Ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 1996. The results of the voting were as follows:

    Number of Shares Voted FOR               15,506,557
    Number of Shares Voted AGAINST                2,825
    Number of Shares ABSTAINING                  70,761
    Number of Broker Non-Votes                   14,506


ITEM 5.  OTHER INFORMATION

On April 24, 1996, the Company effected a follow-on public offering of shares of its Common Stock. Aggregate net proceeds to the Company, exclusive of the Company's expenses associated with the offering, were $76,536,210. A complete description of the terms of the public offering are set forth in the Company's Registration Statement on Form S-3 (File No. 333-3134), which was declared effective on April 18, 1996.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)     Exhibits

    10.39 Amended and Restated Employment Agreement dated December 19, 1995, between DSP Telecom, Inc. and Davidi Gilo

    10.40 Amended and Restated Employment Agreement dated November 1, 1995, between DSP Telecom, Inc. and Nathan Hod

    10.41   1996 Nonstatutory Employee and Consultant Stock Option Plan

    11      Statement re: Computation of Net Income Per Share

    27      Financial Data Schedule

    (b) Reports on Form 8-K: not applicable. The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

                                  SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August 7, 1996


DSP COMMUNICATIONS, INC.


By:  /s/Gerald Dogon
- ---------------------------------------------------------------
Gerald Dogon, Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)