Form 10-Q
period 1996-09-30
DSP COMMUNICATIONS INC
filed 1996-11-14
CIK 934545

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q


                             (Mark One)

( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended  September 30, 1996

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
(State or other jurisdiction of   (I.R.S. Employer Identification Number)
incorporation or organization)

20300 Stevens Creek Boulevard, Cupertino, California          95014
(Address of Principal Executive Offices)                  (Zip Code)

  Registrant's telephone number, including area code  (408) 777-2700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No ___
                                                    ___

As of October 31, 1996, there were 22,188,299 shares of Common Stock ($.001 par value) outstanding.

                                       INDEX

                               DSP COMMUNICATIONS, INC.



                                                               Page No.

PART I. FINANCIAL INFORMATION
_________________________________

Item 1. Financial Statements (Unaudited)

     Condensed consolidated balance sheets - September 30, 1996 and December 31, 1995  .....................................3

     Condensed consolidated income statements-Quarter
      ended September 30, 1996 and 1995, and nine months
      ended September 30, 1996 and 1995 ..........................4

     Condensed consolidated statements of cash flows - Nine
      months ended September 30, 1996 and 1995....................5

     Notes to condensed consolidated financial statements-
      September 30, 1996    ......................................6

Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations .........................7


PART II. OTHER INFORMATION
__________________________

Item 1. Legal Proceedings     ...................................15
Item 2. Changes in Securities ...................................15
Item 3. Defaults upon Senior Securities   .......................15
Item 4. Submission of Matters to a Vote of Security Holders .....15
Item 5. Other Information  ......................................15
Item 6. Exhibits and Reports on Form 8-K  .......................16

SIGNATURE .......................................................17

Part I. Financial Information
Item 1. Financial Statements

                                                DSP Communications Inc
                                         Condensed Consolidated Balance Sheets
                                            (U.S. Dollars in thousands)
                                                    (Unaudited)


                                                                                           September 30,             December 31,
                                                                                            1  9  9  6               1  9  9  5
                                                                                          --------------            -------------
                                                                                            (Unaudited)                (Note 1)
Assets
Current Assets
Cash and cash equivalents                                                                  $     72,736             $      10,292
Short term investments                                                                           56,068                    17,696
Trade accounts receivable                                                                         9,706                     8,838
Other current assets                                                                              2,148                     1,448
                                                                                          -------------            --------------
 Total current assets                                                                           140,658                    38,274

Property and Equipment, net                                                                       3,360                     1,823

Goodwill                                                                                          2,010                     2,379

Other Assets                                                                                      1,388                     1,643
                                                                                          -------------            --------------
                                                                                            $   147,416             $      44,119
                                                                                          -------------            --------------
                                                                                          -------------            --------------
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable                                                                          $       5,915            $        3,419
Accrued compensation and benefits                                                                 2,393                     1,711
Other accrued liabilities                                                                         6,771                     3,478
Deferred income                                                                                   1,423                       473
                                                                                          -------------            --------------
 Total current liabilities                                                                       16,502                     9,081

Other Liabilities                                                                                   480                       170

Stockholders' Equity
Common stock (22,188,468
   and 18,105,922 shares issued
   and outstanding at September 30, 1996,
   and December 31, 1995, respectively)                                                              22                         18
Additional paid-in capital                                                                      118,228                     39,794
Contributed capital                                                                               7,232                      7,232
Accumulated earnings (deficit)                                                                    4,952                    (12,176)
                                                                                          -------------            ---------------
 Total stockholders' equity                                                                     130,434                     34,868
                                                                                          -------------            ---------------
                                                                                            $   147,416              $      44,119
                                                                                          -------------            ---------------
                                                                                          -------------            ---------------

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

                                      DSP Communications Inc.
                              Condensed Consolidated Income Statements
                   (U.S. Dollars and shares in thousands except per share data)
                                           (Unaudited)

                                                             Three               Three               Nine                 Nine
                                                         Months Ended         Months Ended       Months Ended        Months Ended
                                                         September 30,        September 30,      September 30,       September 30,
                                                          1  9  9  6           1  9  9  5         1  9  9  6          1  9  9  5
                                                         ------------         ------------       ------------        -------------

Revenues
Product                                                  $     22,998         $      12,252      $     58,717        $      22,962
Technology development                                            402                   583             2,336                2,151
                                                         ------------         -------------      ------------        -------------
 Total revenues                                                23,400                12,835            61,053               25,113

Cost of Revenues
Product                                                        11,719                 6,878            31,541               12,833
Technology development                                            487                   765             2,161                1,757
                                                         ------------         -------------      ------------        -------------
 Total cost of revenues                                        12,206                 7,643            33,702               14,590

Gross profit                                                   11,194                 5,192            27,351               10,523

Operating Expenses
Research and development                                        1,638                   692             3,664                1,844
Sales and marketing                                               857                   663             2,483                1,707
General and administrative                                      1,684                   978             4,768                2,246
                                                         ------------         -------------      ------------        -------------
                                                                4,179                 2,333            10,915                5,797
                                                         ------------         -------------      ------------        -------------

Operating income                                                7,015                 2,859            16,436                4,726

Net interest and other income                                   1,675                   374             3,139                  752
                                                         ------------         -------------      ------------        -------------
Income before provision
   for income taxes                                             8,690                 3,233            19,575                5,478
Provision for income taxes                                     (1,087)                 (667)           (2,447)              (1,115)
                                                         ------------         -------------      ------------        -------------
Net income                                              $       7,603        $        2,566      $     17,128        $       4,363
                                                         ------------         -------------      ------------        -------------
                                                         ------------         -------------      ------------        -------------
Net income per share                                    $        0.32        $         0.13      $       0.76        $        0.25
                                                         ------------         -------------      ------------        -------------
                                                         ------------         -------------      ------------        -------------
Shares used in computing
   net income per share                                        24,024                19,704            22,399               17,127
                                                         ------------         -------------      ------------        -------------
                                                         ------------         -------------      ------------        -------------


See Notes to Condensed Consolidated Financial Statements

                                          DSP Communications Inc.
                           Condensed Consolidated Statements of Cash Flows
                                             (In thousands)
                                               (Unaudited)

                                                                                            Nine                        Nine
                                                                                        Months Ended                Months Ended
                                                                                        September 30,              September 30,
                                                                                         1  9  9  6                  1  9  9  5
                                                                                        ------------               -------------
Operating Activities:
Net income                                                                              $  17,128                  $     4,363
Adjustments to reconcile net income
   to net cash provided by
   operating activities:
Depreciation and amortization                                                               1,255                          285

Loss on disposal of equipment                                                                   2                            9
Other                                                                                          --                          125

Changes in operating assets and liabilities:
   Trade accounts receivable                                                                 (868)                      (5,260)
   Other current assets                                                                      (700)                        (361)
   Accounts payable                                                                         2,588                        2,405
   Accrued compensation and benefits                                                          682                          100
   Deferred income                                                                            950                         (281)
   Other accrued liabilities                                                                3,248                          973
   Other liabilities                                                                          310                          947
   Other assets                                                                                --                           53
                                                                                        ------------               -------------
Net cash provided by operating activities                                                  24,595                        3,358
                                                                                        ------------               -------------
Investing Activities:
Cash purchases of equipment, net                                                           (2,270)                        (766)
Proceeds from sales of equipment                                                                8                           17
Purchases of short term investments, net                                                  (38,606)                     (17,269)
                                                                                        ------------               -------------
Net cash used in investing activities                                                     (40,868)                     (18,018)
                                                                                        ------------               -------------
Financing Activities:
Repayments of lease obligations                                                                --                         (190)
Issuance of common stock for cash                                                          78,717                       29,333
                                                                                        ------------               -------------
Net cash provided by financing activities                                                  78,717                       29,143
                                                                                        ------------               -------------
Increase in cash and cash equivalents                                                      62,444                       14,483
Cash and Cash equivalents
   at beginning of period                                                                  10,292                        8,146
                                                                                        ------------               -------------
Cash and cash equivalents at end of period                                            $    72,736                   $   22,629
                                                                                        ------------               -------------
                                                                                        ------------               -------------


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

2. Subsequent Event -- Merger with Proxim, Inc.

On October 28, 1996, the Company entered into a merger agreement pursuant to which the Company will acquire Proxim, Inc., a designer and manufacturer of high performance wireless local area data networking products. The acquisition is intended to be accounted for as a pooling of interests and is expected to close by the end of January 1997. The merger is subject to various conditions, including obtaining stockholder approval and requisite regulatory approval. Under the terms of the merger agreement, Proxim stockholders will receive 0.70 of a share of the Comapany's Common Stock for each share of Proxim Common Stock upon closing of the merger, subject to certain adjustments under certain conditions. At September 30, 1996, Proxim had approximately 9.7 million shares of Common Stock outstanding.

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

The results of operations for 1996 include the results of CTP Systems Ltd. ("CTP Systems"). CTP Systems is presently developing its wireless PBX product for commercial production, and commercial quantities are expected to be first shipped in the fourth quarter of 1996. CTP Systems' activities incurred losses in the first, second and third quarters and are expected to continue to incur losses in the fourth quarter of 1996.


RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of certain items from the Company's condensed consolidated statements of income as a percentage of total revenues.


                                                                             Quarter ended                 Nine months ended
                                                                             September 30,                    September 30,
                                                                        ----------------------          ------------------------
                                                                           1996         1995                 1996         1995
                                                                        ----------------------          ------------------------
Revenues:
 Product                                                                 98.3%          95.5%            96.2%             91.4%
 Technology development                                                   1.7            4.5              3.8               8.6
                                                                        -------      -------            -------         -------
                                                                        100.0          100.0            100.0             100.0
Cost of revenues:
 Product                                                                 50.1           53.6             51.6              51.1
 Technology development                                                   2.1            6.0              3.5               7.0
                                                                        -------      -------           -------          -------
                                                                         52.2           59.6             55.1              58.1
                                                                        -------      -------           -------          -------
Gross profit                                                             47.8           40.4             44.9              41.9
Operating expenses:
 Research and development                                                 7.0            5.4              6.0               7.3
 Sales and marketing                                                      3.7            5.2              4.0               6.8
 General and administrative                                               7.2            7.6              7.8               8.9
                                                                        -------      -------           -------          -------
                                                                         17.9           18.2             17.8              23.0
                                                                        -------      -------           -------          -------
Operating income                                                         29.9           22.2             27.1              18.9
Net interest and other income                                             7.2            2.9              5.0               3.0
                                                                        -------      -------           -------          -------
Income before provision for income taxes                                 37.1           25.1             32.1              21.9
Provision for income taxes                                               (4.6)          (5.2)            (4.0)             (4.4)
                                                                        -------      -------           -------          -------
Net income                                                               32.5%          19.9%            28.1%             17.5%
                                                                        ------       -------           -------          -------
                                                                        ------       -------           -------          -------

                                       7

Revenues

Total revenues increased 82% to $23.4 million in the third quarter of 1996 from $12.8 million in the third quarter of 1995, and 143% to $61.1 million in the nine months ended September 30, 1996 from $25.1 million in the comparable period in 1995.

Product revenues increased 87.7% to $23.0 million in the third quarter of 1996 from $12.3 million in the third quarter of 1995, and 155.7% to $58.7 in the nine months ended September 30, 1996 from $23.0 million in the first nine months of 1995. The demand for the Company's baseband chip sets for the Japanese PDC digital cellular telephone market has increased significantly.
In addition, during the first nine months of 1996 the Company commenced volume shipments sales of its new half rate chip set.

Technology development revenues were $402,000 in the third quarter of 1996 as compared to $583,000 in the third quarter of 1995, and $2,336,000 in the nine months ended September 30, 1996 compared to $2,151,000 in the nine months ended September 30, 1995. The Company's technology development revenues fluctuate depending on the number and size of technology development agreements and timing of related milestones and deliverables.


Gross Profit

Gross profit in the third quarter of 1996 was $11.2 million (48% of revenues) compared to $5.2 million (40% of revenues) in the third quarter of 1995.
Gross profit in the first nine months of 1996 was $27.4 (45% of revenues), compared to $10.5 million (42% of revenues) in the first nine months of 1995. The gross profit on product revenues increased to 49% in the third quarter of 1996 from 44% in the third quarter of 1995. The gross profit on product revenues increased to 46% in the first nine months of 1996 from 44 % in the first nine months of 1995. Gross margins on product revenues increased in the third quarter of 1996 as the Company completed its obligations to pay royalties to the Chief Scientist of the Israel Ministry of Trade and Industry.
 Sales of CTP Systems' Wireless PBX systems to Beta sites were made in small quantities and resulted in negative margins. The Company expects that it will continue to experience negative margins on low volume initial systems sales until higher volume sales are achieved. Higher volume sales are anticipated during 1997. Margins were also positively effected by a change in the composition of products and customers. The Company anticipates that the cost of products sold as a percentage of product revenues may increase in subsequent quarters as the sales price of chip sets decreases as a result of volume discounts and price pressures. The costs incurred on technology development varies from quarter to quarter depending on the similarity or diversity of the products and technologies developed, and as contractual milestones are achieved. The achievement of certain contractual milestones was delayed from the third quarter, and as a result, the related revenues were not recognized and a gross loss resulted on technology development. The Company believes that these milestones will be achieved in the fourth quarter.


Research and Development Expenses

Research and development expenses increased to $1,638,000 (7% of revenues) in the third quarter of 1996 from $692,000 (5% of revenues) in the third quarter of 1995 and to $3,664,000 (6% of revenues) in the nine months ended
September 30, 1996, compared to $1,844,000 (7% of revenues) in the nine months ended September 30, 1995. The increase reflects an increased level of activities in the CDMA project, growth in the number of engineering personnel and in projects under development, and the inclusion of CTP Systems' R&D activities.

Sales and Marketing Expenses

Sales and marketing expenses increased to $857,000 (4% of revenues) in the third quarter of 1996 from $663,000 (5% of revenues) in the third quarter of 1995, and to $2,483,000 (4% of revenues) in the nine months ended September 30, 1996 compared to $1,707,000 (7% of revenues) in the nine months ended
September 30, 1995. The increase reflects the growth in the marketing and sales staff at the Company's Cupertino, California, offices, increased participation at trade exhibitions, increased promotion and market research expenses, and increased expenses at the Company's Tokyo offices.


General and Administrative Expenses

General and administrative expenses in the third quarter of 1996 were $1,684,000 (7% of revenues) compared to $978,000 (8% of revenues) in the third quarter of 1995, and $4,768,000 (8% of revenues) in the nine months ended September 30, 1996, compared to $2,246,000 (9% of revenues) in the nine months ended
September 30, 1995. General and administrative expenses increased primarily as a result of increased staffing levels at the Company's Cupertino offices and at the facilities of the Company's Israeli subsidiaries, increased facility expenses, increased administration expenses and fees, and the inclusion of CTP Systems' administration expenses and related amortization of the goodwill recorded with the acquisition of CTP Systems.


Other Income

Net interest and other income was $1,675,000 in the third quarter of 1996 compared to $374,000 in the third quarter of 1995, and was $3,139,000 in the nine months ended September 30, 1996, compared to $752,000 in the nine months ended September 30, 1995. The 1996 amount was generated primarily from interest on the Company's cash and investment balances, including the proceeds from the Company's follow-on public offerings completed in June 1995 and in April 1996.


Provisions for Income Tax

The tax provision for the quarter and nine month period ended September 30, 1996, reflects Israeli taxes on the portion of the undistributed income which is not subject to "Approved Enterprise" status and U.S. taxes on U.S. earnings which are not offset by net operating loss carry forwards. The effective tax rate for the third quarter of 1996 is approximately 12.5% and may increase in the future depending on, among other factors, the elimination over time of the tax benefits awarded with Approved Enterprise status and the possible application of U.S. tax rules regarding the taxation of controlled foreign corporations.

Liquidity and Capital Resources

The Company's operating activities provided $24.6 million in the nine months ended September 30, 1996 and $3.4 million in the comparable period in 1995. Net cash provided from operations in 1996 was composed primarily of net income for the period, and an increase in current liabilities, set off by an increase in trade accounts receivable.

The Company's investing activities, other than purchases of and proceeds from short-term investments, have consisted of expenditures for fixed assets, which totaled $2,270,000 in the first nine months of 1996 and $766,000 in the first nine months of 1995.

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

As of September 30, 1996, the Company had $128.8 million of cash, cash equivalents and short-term investments. The Company believes that existing cash, cash equivalents and short-term investments balances, will be sufficient to meet its cash requirements for at least the next twelve months. While operating activities may provide cash in certain periods, to the extent the Company may experience growth in the future, the Company anticipates that its operating and investing activities may use cash and consequently, such growth may require the Company to obtain additional sources of financing. The Company may also from time to time consider the acquisition of additional complimentary businesses, projects or technologies which may require additional financing or require the use of a significant portion of its existing cash.

On April 24, 1996, the Company closed a follow-on public offering of 4,000,000 shares of Common Stock at $26 per share, of which 901,368 shares were sold by a selling shareholder. Aggregate net proceeds to the Company from the offering, exclusive of the Company's expenses associated with the offering, were $76,536,000.


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

RELIANCE ON TEXAS INSTRUMENTS AND OTHER THIRD PARTY MANUFACTURERS. All of the Company's integrated circuits are currently fabricated by independent third parties and the Company intends to continue using independent foundries in the future. To date, the Company has purchased all of the DSP chips for its baseband chip sets for cellular telephones from Texas Instruments Incorporated ("TI"). The Company also buys all of the DSP chips used in the products of CTP Systems from TI. The Company purchases standard DSP chips from TI, and TI embeds the Company's proprietary software algorithms in TI's chips. In addition, the Company currently purchases its application specific integrated circuits ("ASICs") for its PDC chip sets from VLSI Technology, Inc. ("VTI") and Atmel ES2, a wholly-owned subsidiary of Atmel, Inc. ("Atmel ES2"); all of its ASICs for analog baseband chip sets from TI and its ASICs for CTP Systems' products from American Microsystems, Inc. ('AMI") and Pacific Communication Services, Inc. ("PCSI"), a subsidiary of Cirrus Logic, Inc. Accordingly, the Company is and will remain dependent on independent foundries, including TI, PCSI, AMI, VTI and Atmel ES2, to achieve acceptable manufacturing yields, to allocate to the Company a sufficient portion of foundry capacity to meet the Company's needs and to offer competitive pricing to the Company. Although the Company has not experienced material quality, allocation or pricing problems to date, if such problems were to arise in the future, they would have a material adverse effect on the Company's business, financial condition and results of operations.

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

During the first nine months of 1996, the Company commenced volume shipments of its new half rate chip set. Although the Company extensively tested the half rate chip set prior to its introduction, design adjustments may yet be required which could result in delays in further volume production or recalls of half rate chip sets already sold. Although the Company has not to date experienced any significant errors or the need for any material adjustments with respect to the half rate chip set, the occurrence of such errors or adjustments could have a material adverse effect on the Company's business, financial condition or results of operations.

EXPECTED FLUCTUATIONS IN QUARTERLY OPERATING RESULTS AND POTENTIAL QUARTERLY LOSSES. The Company's quarterly operating results depend on the volume and timing of product orders received and delivered during the quarter and the timing of new product introductions by the Company and its customers. The Company anticipates that for the foreseeable future new product introductions may cause significant fluctuations in quarterly operating results. The Company's quarterly operating results may also vary significantly depending on other factors, including the introduction of new products by the Company's competitors; market acceptance of new products; the greater number of manufacturing days in the second and third quarters; adoption of new technologies and standards; relative prices of the Company's products; competition; the cost and availability of components; the mix of products sold; the quality and availability of chip sets manufactured for the Company by third parties; changes in the Company's distribution arrangements; sales of wireless subscriber equipment by OEMs and changes in general economic conditions. In addition, the Company may have an obligation to make certain contingent earn-out payments in March 1998 in connection with its acquisition of CTP Systems; however, the Company has the right to extinguish this contingent earn-out obligation by paying $6 million by December 1996. Based on the operating results of CTP Systems to date, the Company does not expect that the prior shareholders of CTP Systems will be entitled to receive such an earn-out payment. The Company does not currently plan to extinguish the obligation by making the $6.0 million payment in 1996.

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

RELIANCE ON INTENTIONAL OPERATIONS; RISKS OF OPERATIONS IN ISRAEL. The Company is subject to the risks of doing business internationally, including unexpected changes in regulatory requirements; fluctuations in the exchange rate for the United States dollar; imposition of tariffs and other barriers and restrictions; and the burdens of complying with a variety of foreign laws. The Company is also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. In particular, the Company's principal research and development facilities are located in the State of Israel and, as a result, at September 30, 1996, 120 of the Company's 138 employees were located in Israel, including all of the Company's research and development personnel. Therefore, the Company is directly affected by the political, economic and military conditions to which that country is subject. In addition, many of the Company's expenses in Israel are paid in Israeli currency, thereby also subjecting the Company to foreign currency fluctuations and to economic pressures resulting from Israel's generally high rate of inflation. The rate of inflation in Israel for 1994 and 1995 was 14.7% and 8.1%, respectively.
 While substantially all of the Company's sales and expenses are denominated in United States dollars, a portion of the Company's expenses are denominated in Israeli shekels. The Company's primary expense paid in Israeli currency is employee salaries. As a result, an increase in the value of Israeli currency in comparison to the United States dollar could increase the cost of technology development, research and development expenses and general and administrative expenses. There can be no assurance that currency fluctuations, changes in the rate of inflation in Israel or any of the other aforementioned factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

FUTURE ACQUISITIONS. The Company's strategy includes obtaining additional technologies and will involve, in part, acquisitions of products, technologies or businesses from third parties. Identifying and negotiating these acquisitions may divert substantial management resources. An acquisition could absorb substantial cash resources, could require the Company to incur or assume debt obligations, or could involve the issuance of additional Common or Preferred Stock. The issuance of additional equity securities would dilute and could represent an interest senior to the rights of then outstanding Common Stock of the Company. An acquisition which is accounted for as a purchase, like the acquisition of CTP Systems, could involve significant one-time non-cash write-offs, or could involve the amortization of goodwill and other intangibles over a number of years, which would adversely affect earnings in those years. Acquisitions outside the digital communications area may be viewed by outside market analysts as a diversion of the Company's focus on digital communications. For these and other reasons, the market for the Company's stock may react negatively to the announcement of any acquisition. An acquisition will continue to require attention from the Company's management to integrate the acquired entity into the Company's operations, may require the Company to develop expertise in fields outside its current area of focus and may result in departures of management of the acquired entity. An acquired entity may have unknown liabilities, and its business may not achieve the results anticipated at the time of the acquisition. For example, the Company entered into an agreement to acquire Proxim, Inc. ("Proxim") on October 28, 1996, the closing of which is subject to certain conditions. The successful integration of Proxim with the Company will require, among other things, integration and/or co-ordination of the Company's and Proxim's marketing and research and development departments. There can be no assurance that the combination of the Company and Proxim will be accomplished efficiently or successfully, and the inability of the Company's management to successfully integrate the Company and Proxim could have a material adverse effect on the business, results of operations and financial condition of the combined company.

PART II. OTHER INFORMATION


Item 1.        LEGAL PROCEEDINGS

     None.


Item 2.        CHANGES IN SECURITIES

     None.


Item 3.        DEFAULTS UPON SENIOR SECURITIES

     None.


Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


Item 5.        OTHER INFORMATION

     On September 20, 1996, the Board of Directors approved amendments to the Company's Certificate of Incorporation (i) effecting a two-for-one stock split of the Company's Common Stock, and (ii) increasing the number of shares of Common Stock that the Company is authorized to issue from 70,000,000 to 110,000,000 shares. These amendments were approved by the stockholders at a meeting held on November 12, 1996. The Board has established November 13,
1996 as record date for the 2-for-1 stock split and it is anticipated that the new share price reflecting the stock split will be reported on the Nasdaq National Market commencing on, or about, December 3, 1996.

     On October 28, 1996, the Company, Proxim and Data Merger Corporation, a wholly-owned subsidiary of the Company ("Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for the merger of Proxim with and into Sub. Under the terms of the Merger Agreement, Proxim stockholders will receive 0.70 shares of the Company's common stock for each share of Proxim common stock, subject to certain adjustments. The merger is intended to qualify as a tax-free reorganization and pooling of interests for accounting and financial reporting purposes, and is subject to certain conditions, including the approval of the respective stockholders of the Company and Proxim, and requisite regulatory approval. On October 31, 1996, the Company filed a current report on Form 8-K with the Securities and Exchange Commission relating to this transaction.

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

     (a)       Exhibits

     10.42     1996 Stock Option Plan

     10.43 Employment Agreement, dated as of June 15, 1996, between DSP Telecom, Inc. and Michael Lubin

     11        Statement Re:  Computation of Per Share Earnings

     27        Financial Data Schedule

     (b)       Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

                              SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 12, 1996



DSP COMMUNICATIONS, INC.



By:  /s/Gerald Dogon
--------------------------------------------------------------------------
Gerald Dogon, Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)