Form 10-K
period 1996-12-31
DSP COMMUNICATIONS INC
filed 1997-03-24
CIK 934545

                                     UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                       FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended December 31, 1996

                            Commission File Number 0-25622

                               DSP COMMUNICATIONS, INC.
                (Exact name of registrant as specified in its charter)

          Delaware                                 77-0389180
(State or other jurisdiction of      (I.R.S. Employer Identification Number)
incorporation or organization)

              20300 Stevens Creek Boulevard, Cupertino, California 95014
             (Address of principal executive offices, including zip code)

                                    (408) 777-2700
                 (Registrant's telephone number, including area code)

                                  ----------------

           Securities registered pursuant to Section 12(b) of the Act:  None

              Securities registered pursuant to Section 12(g) of the Act:
                             Common Stock, $.001 par value
                                   (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No
   ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 10, 1997 was approximately $421,880,700. For purposes of this calculation only, (i) shares of Common Stock are deemed to have a market value of $11.94 per share, the closing sale price of the Common Stock as reported on the Nasdaq National Market on March 10, 1997, and (ii) each of the executive officers, directors and persons holding 5% or more of the outstanding Common Stock is deemed to be an affiliate.

The number of shares of Common Stock outstanding on March 10, 1997 was 44,872,345 shares.

DOCUMENTS INCORPORATED BY REFERENCE:
Part III of this Report incorporates information by reference from the definitive Proxy Statement for the registrant's annual meeting of stockholders to be held on May 15, 1997.

                            DSP COMMUNICATIONS, INC.

                          1996 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page
                                                                            ----
      Item  1. Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

      Item  2. Properties. . . . . . . . . . . . . . . . . . . . . . . . . . .12

      Item  3. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .12

      Item  4. Submission of Matters to a Vote of Security Holders . . . . . .12

                                     PART II

      Item  5. Market for Registrant's Common Equity and Related
               Stockholder Matters . . . . . . . . . . . . . . . . . . . . . .13

      Item  6. Selected Financial Data . . . . . . . . . . . . . . . . . . . .14

      Item  7. Management's Discussion and Analysis of Financial Condition
               and Results of Operations . . . . . . . . . . . . . . . . . . .15

      Item  8. Financial Statements and Supplementary Data . . . . . . . . . .27

      Item  9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . . . . . . . . . . . . . . . . . .27

                                    PART III

      Item 10. Directors and Executive Officers of the Registrant  . . . . . .27

      Item 11. Executive Compensation  . . . . . . . . . . . . . . . . . . . .27

      Item 12. Security Ownership of Certain Beneficial Owners and
               Management  . . . . . . . . . . . . . . . . . . . . . . . . . .27

      Item 13. Certain Relationships and Related Transactions . . . . . . . . 27

                                     PART IV

      Item 14. Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . 28

      SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .33

                                     PART I

      The matters addressed in this report on Form 10-K, with the exception of the historical information presented, contain forward-looking statements involving risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading "Certain Factors That May Affect Future Results" in the Management's Discussion and Analysis section and elsewhere in this report.

ITEM 1.     BUSINESS

INTRODUCTION

      DSP Communications, Inc. ("DSPC" or the "Company"), a Delaware corporation, applies its expertise in digital signal processing ("DSP") software, algorithms and VLSI circuit design to develop highly integrated, low power and cost-effective chip sets for wireless personal communications applications. The Company believes that it is the largest independent vendor of baseband chip sets to original equipment manufacturers ("OEMs") in the Japanese digital cellular telephone market, with customers such as Kenwood Corporation ("Kenwood"), Kokusai Electric Corporation ("Kokusai"), Kyocera Corporation ("Kyocera"), Pioneer Corporation ("Pioneer"), Sanyo Electronic Co. Ltd. ("Sanyo") and Sharp Corporation ("Sharp"). Based on its core DSP technology, the Company has developed baseband chip sets that support a broad range of frequency modulation standards, including the Personal Digital Cellular ("PDC") and IS-136 digital standards and the Advanced Mobile Phone System ("AMPS") and Total Access Communication System ("TACS") analog standards. In November 1995, the Company signed an agreement with Qualcomm Incorporated ("Qualcomm") to license Qualcomm's Code Division Multiple Access ("CDMA") technology which will permit the Company to develop baseband chip sets for CDMA-based subscriber equipment. The Company is currently developing baseband chip sets jointly with NEC Electronics ("NEC"), which support both voice and data capabilities, for use in the IS-136 Time Division Multiple Access ("TDMA") market and with several customers for use in the IS-95 (CDMA) market.

      The Company is capitalizing on its position in the Japanese digital cellular market to broaden its technological and geographic customer base through acquisitions, licenses and joint development agreements. In October 1995, the Company acquired CTP Systems, Ltd. ("CTP Systems"), an Israeli company, which is engaged in the development of a wireless private branch exchange ("PBX") system for the office environment and other low-mobility and wireless local loop applications. CTP Systems has entered into distribution and service agreements with OEMs such as Harris Corporation, Inc. ("Harris") and Tadiran Telecommunications Ltd. for its wireless PBX system.

INDUSTRY BACKGROUND

      The demand for wireless personal communications services has grown rapidly over the past several years as cellular, paging and other emerging wireless personal communications services have become widely available and increasingly affordable to growing numbers of consumers and businesses. Changes in telecommunications regulations and allocations of additional radio spectrum frequencies have further stimulated growth for both wireless voice and data communications. There has also been a general transition from the use of analog to digital technologies to improve the reliability and capacity of wireless networks. In addition, most new cellular networks being built today utilize digital technology which is capable of transmitting both voice and data communications. Advancements in cellular and paging technology, as well as recently introduced services such as personal communications services ("PCS"), are expected to offer subscribers new means of communicating both voice and data over existing and future wireless networks.

     VOICE COMMUNICATIONS

      Wireless voice communications utilize analog or digital transmission technology which operate with various transmission standards. The Company has developed products that support a variety of standards, such as PDC, IS-136 and AMPS, and is developing products for the IS-95 standards as well as next generation products for existing standards.

      In North America, cellular networks primarily rely upon analog technology and use the AMPS standard. According to the Office of Telecommunications of the United States Department of Commerce (the "Office of Telecommunications"), in the United States, the number of cellular subscribers increased from 16 million in December 1993 to 35 million in December 1995, and to 38.2 million in June 1996, and as of June 1996, approximately 14.5% of the total United States population subscribed to cellular services. Although analog cellular is the most widely deployed wireless service available today, it has several limitations, including inconsistent service quality, limited capacity and, currently, an inability to transfer data without a modem. Digital technologies are expected to offer improved system flexibility, efficiency and increased capacity by allowing a given channel of spectrum to carry multiple calls simultaneously. As a result, most new networks being constructed today utilize digital technology. Digital subscriber equipment, however, currently is more expensive than analog subscriber equipment. The Telecommunications Industry Association has approved two competing digital cellular standards for the United States: (i) IS-54 and its enhanced version, IS-136, forms of TDMA, and (ii) IS-95, a form of CDMA. To date, there has been only limited deployment of TDMA-based and CDMA-based digital cellular networks, with wider deployment not expected in the United States before the second half of 1997.

      New PCS in the United States will also use CDMA and TDMA technology for cellular type application. Unlike cellular that used the 800 Mhz. frequency, PCS will use the 1.9 Ghz. band. The Company believes that the increasing deployment of PCS networks will also accelerate the transition of the existing cellular service providers from analog technology to digital technology. The Company's baseband products for the TDMA and CDMA standards are designed to support telephones that operate in both the 800 Mhz. cellular frequency and the 1.9 Ghz. PCS frequency.

      In Japan, cellular services are being provided over analog networks based on the Japanese Total Access Communication System ("J-TACS"), and Nippon Telephone and Telegraph ("NTT") standards and, increasingly, over digital networks based on the PDC standard. The PDC standard is a form of TDMA that differs from IS-136 in the following respects: (i) IS-136 uses the 800 Mhz. band, while PDC uses both the 800 Mhz. and the 1.5 Ghz. frequency bands; (ii) IS-136 requires more bandwidth than PDC (30 kHz compared to 25 kHz); and (iii) IS-136 is capable of supporting analog communications using AMPS, while PDC is only capable of supporting digital communications. The new half-rate PDC standard (RCR-27C) has been defined and its implementation in Japan began in early 1996. The half-rate PDC standard enhances the capacity of existing PDC networks.

      According to the Office of Telecommunications, the number of analog and digital cellular subscribers in Japan increased from 3.5 million in December 1994, to 8.0 million in December 1995, and to 18.2 million in December 1996, and as of December 1996, approximately 14.5% of the total Japanese population subscribed to cellular services. The Company believes that demand for digital subscriber equipment in Japan may continue to increase as a result of (i) the continued transition from analog to digital; (ii) anticipated price reductions in cellular services due to increased competition among wireless communications providers and potential incentives for users of new half-rate PDC services;
and (iii) the transition from the full-rate to half-rate PDC standard, thereby stimulating subsequent purchases of replacement and next generation subscriber equipment.

      REQUIREMENTS OF WIRELESS SUBSCRIBER EQUIPMENT MANUFACTURERS

      The Company believes that growing demand for mobile voice and data applications will require a transition from analog to digital technology to increase the capacity, quality, convenience and variety of services. The increase in the number of subscribers and the growth of services provided over wireless personal communications networks have led to network congestion and the need to expand the capacity and capabilities of the networks. The implementation of digital network technology over analog and digital networks generally requires the use of DSP technology to maximize their capacity and capabilities. DSP technology involves converting light, sound and other naturally occurring analog wave forms into a stream of digital values which may then be processed, manipulated, exchanged or stored by electronic systems and later converted back into analog signals. DSP technology provides several advantages over analog technologies, including (i) greater levels of compression capability, resulting in greater storage and expanded communications capacity, (ii) greater ability to process and manipulate digital data, resulting in enhanced product performance and functionality, and (iii) greater ability to perform routine electronic functions in software rather than using dedicated hardware. The ability of DSP to manipulate voice and data communications faster and more efficiently than analog and non-DSP microprocessor technologies positions DSP as an important technology for existing and future generations of wireless personal communications products.

      Manufacturers of subscriber equipment for wireless personal communications compete in a high-growth, cost-competitive market, in which it is necessary to offer a compact, cost-effective solution providing a wide range of functions. To increase performance, minimize the size and decrease the cost of subscriber equipment, manufacturers require highly integrated chip sets. Greater integration of functions minimizes the number and size of the integrated circuits required, thereby lowering the cost of manufacturing and decreasing power consumption. Lower power consumption permits extended battery life, giving the mobile user more usage time without the need to recharge the battery unit. Due to evolving industry standards and the rapid introduction of new communications services, the success of OEMs in the wireless personal communications industry also depends on their ability to bring new products to market quickly to meet new market demands.

THE DSPC SOLUTION

      DSPC is focused on developing DSP-based software and algorithms and designing highly integrated, low power baseband chip sets for subscriber equipment operating on both analog and digital wireless personal communications networks. Through its wholly-owned subsidiary, CTP Systems, the Company is also focused on developing wireless PBX and other on-premises and low-mobility wireless communications applications.

      The key features of DSPC's solution include the following:

      HIGH INTEGRATION. In 1989, the Company introduced its first chip set for analog cellular telephones which consisted of two integrated circuits that provided the same functions previously performed by 10 to 15 discrete components. In 1993, the Company reduced this two-chip analog solution to a single integrated circuit. Also in 1993, the Company introduced a new chip set solution for digital cellular telephones in Japan consisting of only two integrated circuits. The Company is in the process of developing baseband chip sets that it believes will result in more compact and cost-effective solutions.

      LOW POWER CONSUMPTION. The Company's expertise in DSP technology enables it to design efficient DSP solutions that minimize power consumption. The Company has developed a high degree of functionality in its software which decreases the need for dedicated hardware, and thereby reduces the millions of instructions per second ("MIPS") required for operation. The components of the baseband chip set are activated intermittently depending on the operating mode of the subscriber unit at any given time to minimize power consumption.

      COST-EFFECTIVE. The Company has reduced the number of integrated circuits required for a baseband processing subsystem by integrating the DSP functions, and has also incorporated some traditional hardware functions into its software, thereby reducing the overall cost of the Company's solution to OEMs. As a result, the Company's OEM customers are better able to provide competitively priced products to the wireless personal communications market.

      ADAPTABLE TO MULTIPLE STANDARDS. Based on its core DSP technology, the Company has developed products for use with a variety of modulation standards. While each product is designed for a specific wireless communications network and modulation standard, all generally rely on the same fundamental DSP technology. By maintaining both standards and system flexibility, the Company seeks to reduce the risks associated with relying on the success of one or a limited number of existing industry standards. The Company has developed systems expertise in the PDC, Personal HandyPhone Services ("PHS"), Digital European Cordless Telephone ("DECT"), IS-136 and IS-95 digital standards and the AMPS and TACS analog standards. The Company believes that its expertise with multiple transmission standards will also help it develop products to address the needs of emerging wireless services, such as narrowband and broadband PCS.

PRODUCTS

      The Company has designed DSP-based software and integrated circuits for cellular communications. To date, the Company has used its DSP expertise primarily to develop baseband chip sets for incorporation into cellular telephones. In addition, the Company is currently developing new products designed for use in PCS and other emerging wireless personal communications services.

      EXISTING PRODUCTS

      The Company has produced baseband chip sets for cellular telephones that operate using a variety of frequency modulation standards. The following is a description of the cellular communications products that the Company has produced to date.

      AMPS. The Company introduced its first chip sets in 1989, enabling manufacturers to replace 10 to 15 discrete components with a single chip set composed of two integrated circuits. Since then, the Company has developed and introduced three additional chip sets for analog cellular telephones which operate on AMPS and various European standards.

      PDC. The Company currently sells chip sets to major Japanese manufacturers of digital cellular telephones. In 1993, the Company introduced its first digital chip set, a set of two integrated circuits with a VSELP speech coder, channel coder and modem that operates on five volts and is based on the PDC standard. In December 1993, the Company began its first volume shipments of this chip set to Kenwood, Kyocera and Sanyo. In the second quarter of 1995, the Company commenced volume shipments of its three volt PDC chip set, and in the fourth quarter of 1995, the Company introduced and initiated shipments of its half-rate PDC chip set. The half-rate PDC standard enables cellular carriers to increase the capacity of their existing cellular networks.

      TDMA. In early 1995, the Company began jointly developing a third generation chip set for digital cellular telephones using the IS-136 standard, and at the end of 1996, the Company commenced commercial sales of this chip set. IS-136 supports voice and limited data communications, such as data cypher mode and short message alpha-numeric paging service. As a result of its development efforts related to products for half-rate PDC and IS-136, the Company believes that it is well positioned to develop chip sets for TDMA-based standards for data transmission once data protocols are established and implemented.

      WIRELESS PBX. The Company's wholly-owned subsidiary, CTP Systems, has developed a wireless PBX system for intra-building communications. The CTP Systems solution includes the development of basestations and handsets, and the joint development of a PBX interface card with several OEMs. CTP Systems' wireless PBX system, which enables users to make and receive calls while away from their desks, received in October 1996 approval by the Federal Communications Commission for operation using the unlicensed 1920 to 1930 Mhz. frequency band. The Company commenced commercial shipments of the wireless PBX system in the fourth quarter of 1996.

      NEW PRODUCT DEVELOPMENT

      In addition to improving its existing products, the Company is currently developing new products that are intended to operate with various wireless personal communications networks and frequency modulation standards.

      CDMA. The Company has developed systems expertise in the IS-95 standard and believes that its technology may be adapted to develop CDMA-based applications for use in cellular and PCS applications. In 1995, the Company signed a license agreement with Qualcomm to license Qualcomm's CDMA technology that permits the Company to develop baseband chip sets for CDMA products. The Company is presently developing such a chip set for several customers. The Company does not expect significant revenue from CDMA-based products in 1997.

      There can be no assurance that the Company will be successful in developing CDMA-based products or any other new products, or in offering such products to OEMs or other customers in a timely fashion or that, once developed, the Company's new products will be accepted and incorporated by OEMs into their products.

SALES, MARKETING AND DISTRIBUTION

      The Company markets its products through a direct sales and marketing organization, headquartered in Cupertino, California, and facilitates product delivery through a distributor in Japan. In Japan, the Company's Japanese subsidiary performs customer liaison services. The Company's distributor in Japan, Tomen Electronics Corp. ("Tomen"), is not subject to minimum purchase requirements and can cease marketing the Company's products at any time. The loss of Tomen as the Company's sole distributor in Japan could have a material adverse effect on the Company's business, financial condition and results of operations.

      The Company sells its PDC chip sets to OEMs such as Kenwood, Kyocera, Pioneer, Kokusai, Sanyo and Sharp, through Tomen. In 1994, 1995 and 1996, product sales to Tomen accounted for 84%, 89% and 91%, respectively, of the Company's total revenues. Sales to this distributor are made through specific purchase orders, which are cancelable without significant penalties. In 1996, substantially all of Tomen's sales of the Company's products were to five Japanese OEMs, although two new Japanese OEM customers have recently been added. The Company expects that a significant portion of its future product sales will continue to be concentrated among a limited number of major OEMs. The loss of Tomen as a distributor or one or more of the seven major Japanese customers for the Company's PDC chip sets would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's sales to its Japanese OEM customers are dependent on the OEMs' continued success in maintaining or increasing their market share in the competitive Japanese wireless handset market. The inability of one or more of these OEM customers to succeed in this market could have a material adverse effect on the Company's business, financial condition and results of operations.

      The Company sells substantially all of its products and provides technology development services primarily to OEMs located outside of the United States. Revenues from Japan accounted for 90%, 94% and 94% of the Company's total revenues in 1994, 1995 and 1996, respectively. Due to its international sales, the Company is subject generally to the risks of conducting business internationally, including unexpected changes in regulatory requirements, fluctuations in exchange rates for the United States dollar that could effectively increase the price of the Company's products in foreign markets, imposition of tariffs and other barriers and restrictions, and the burden of complying with a variety of foreign laws. During 1996, the Company hedged its foreign exchange exposure related to anticipatory revenue transactions by entering into dollar/yen option contracts.

CUSTOMER SERVICE AND TECHNICAL SUPPORT

      The Company believes that providing customers with comprehensive product service and support is critical to maintaining a competitive position in the wireless personal communications industry. The Company provides technical support through its application engineering groups located in Japan and Israel. The application engineering group offers full service technical support to customers, product upgrades and training, if necessary. The Company works closely with its customers to monitor the performance of its product designs, and to provide application design support and assistance. The Company believes that close contact with its customers improves their level of satisfaction and provides the Company with insights into future product development.

      The Company provides several levels of technical support to its customers. The Company's standard support package is generally offered with all product sales, and includes provision of evaluation and prototyping systems, full technical documentation and application design assistance. During an OEM's production phase, the Company also provides failure analysis and replacement of defective components. In some cases, the Company also offers more extensive support arrangements for additional quarterly payments, which includes training, system level design, implementation and integration support, as well as early releases of new product versions when they become available. The Company believes that tailoring the technical support level to its customers' needs is essential for the success of product introductions and to achieve a high satisfaction level among its customers.

MANUFACTURING

      The Company uses independent foundries to manufacture its baseband chip sets. The Company to date has ordered products from its foundries primarily upon receipt of orders from its distributor or OEM customers and does not maintain any significant inventory of its products. This strategy allows the Company to avoid the significant capital investment required for wafer fabrication facilities and inventories, and to focus its resources on algorithm and software development, product design, quality assurance, marketing and customer support. The Company may in the future maintain limited inventory in anticipation of orders from its distributor or OEM customers. Designs of the Company's baseband chip sets are verified by both the Company and the customer prior to orders being placed. Upon receipt of such orders, the manufacturers ship the devices through the Company's distributor to the Company's customers. The Company has also developed procedures with its contract manufacturers to conduct comprehensive quality control and quality assurance throughout the manufacturing and assembly process. The Company's reliance on independent foundries involves a number of risks, including the possibility of a shortage of certain key components and reduced control over delivery schedules, manufacturing capacity, quality and costs.

      To date, the Company has purchased most of its DSP chips for cellular telephones from Texas Instruments Incorporated ("TI"), which embeds the Company's software algorithms in TI's standard products. The Company also buys all of the DSP chips used in CTP Systems' products from TI. The Company is dependent on TI to produce a sufficient quantity of DSP chips to meet the Company's needs and to deliver them in a timely manner. Furthermore, TI's manufacturing schedule is entirely independent from the Company's supply requirements. The Company's reliance on TI involves a number of risks, including the possibility of an insufficient supply of DSP chips, noncompetitive pricing and discontinued production of the DSP chip currently utilized to produce the Company's products. Currently, the Company purchases its application specific integrated circuits ("ASICs") for its PDC chip sets from Atmel ES2, a wholly owned subsidiary of Atmel Inc., and VLSI Technology, Inc. ("VTI"); all of its ASICs for analog baseband chip sets from TI; its ASICs for CTP Systems' products from American Microsystems, Inc. ("AMI"); and the Radio Frequency ("RF") chip sets for CTP Systems' products from Rockwell Semiconductor Systems, Inc.

      CTP Systems currently manufactures its own wireless communications systems and is therefore subject to various risks associated with the manufacturing process, including risks resulting from CTP Systems' inexperience in mass production, risks involved with the ramp-up of production, errors in the manufacturing process, shortages of required components, manufacturing equipment failures and disruptions of operations at the manufacturing facility. Prolonged inability of CTP Systems to deliver products in a timely manner could result in the loss of customers and materially adversely affect its results of operations. In addition, certain of the components included in CTP Systems' products are obtained from a single source or a limited group of suppliers. The partial or complete loss or delay of the supply of components from certain of these sources could result in a significant reduction in CTP Systems' revenues and could also damage certain customer relationships.

      Although the Company extensively tests its software and hardware products prior to their introduction, design errors may be discovered after initial product sampling, resulting in delays in volume production or recalls of products sold. Although the Company has not experienced any significant errors to date, the occurrence of such errors could have a material adverse effect on the Company's business, financial condition and results of operations.

RESEARCH AND DEVELOPMENT

      The Company believes that its future success depends on its ability to adapt to the rapidly changing wireless personal communications environment and to continue to meet its customers' needs. Therefore, the continued timely development and introduction of new products is essential in maintaining its competitive position. The Company develops most of its products in-house and, as of December 31, 1996, had a research and development staff of 88 people, including six people holding doctorate degrees in areas related to DSP. The Company is focusing its current development efforts primarily on the development of enhanced versions of its existing digital cellular chip sets and new applications involving IS-95 and IS-136. During 1994, 1995 and 1996, the Company spent approximately $1.7 million, $3.0 million and $5.3 million, respectively, on research and development activities, excluding any offsetting grants from the Officer of the Chief Scientist in Israel's Ministry of Industry and Trade (the "Chief Scientist").

      The Government of Israel encourages research and development projects oriented towards products for export. Until February 1996, the Company received grants from the Chief Scientist for the development of certain products. Under the terms of the Israeli Government grants, a royalty of 3% of the sales of the developed products is generally required to be paid until 150% of the grant is repaid. In 1996, the Company repaid all amounts owed pursuant to the grants relating to products being marketed by the Company, and the Company has no further obligation to pay royalties under these grants. In 1994, 1995 and 1996, the Company paid and accrued royalties to the Chief Scientist of approximately $574,000, $1,142,000 and $724,000, respectively. The terms of Israeli Government participation also contained restrictions on the location of research and development activities and subsequent transfer of the developed technology. There are currently no grants from the Chief Scientist outstanding for any product currently being developed or marketed by the Company, and the Company intends to fund future research and development efforts for new products primarily from its own funds and through research and development arrangements with its major

OEM customers. The Company does, however, participate with several other companies in the development of generic CDMA technology for which the Chief Scientist has issued grants. The total grants received to date in connection with this technology are not material and there are no royalty obligations under the terms of these grants.

COMPETITION

      The markets for the Company's products are extremely competitive, and the Company expects that competition will increase. Many of the Company's competitors have entrenched market positions, established patents, copyrights, tradenames, trademarks and intellectual property rights and substantial technological capabilities. Both in the cellular market and in other wireless personal communications markets, the Company's existing and potential competitors include large and emerging domestic and international companies, many of which have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than the Company. The Company believes that its ability to compete successfully in the wireless personal communications market depends upon a number of factors within and outside its control, including price, quality, availability, product performance and features; timing of new product introductions by the Company, its customers and competitors; and customer service and technical support. The Company's current OEM customers continuously evaluate whether to develop and manufacture their own chip sets and could elect to compete with the Company at any time. Price competition in the markets in which the Company currently competes and proposes to compete is intense and is likely to increase, which could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, large manufacturers of wireless personal communications equipment could also elect to enter into the component market and compete directly with the Company.

      In the Japanese digital cellular market, the Company faces competition from existing cellular telephone manufacturers that develop in-house solutions, such as Motorola, Inc. ("Motorola"), NEC, Panasonic Company and Sony Corporation, from other DSP-based baseband chip suppliers, such as Asahi Kasei, and, in the future, may face competition from other chip suppliers.
In addition, PHS has emerged in Japan as a potential competitor of existing digital cellular networks and could reduce sales of digital cellular telephones incorporating the Company's chip sets. The Company believes that its current advantage stems from its experience in this market, early market presence and established customer base.

      In the United States digital cellular market, the Company intends to compete with products for second and third generation digital cellular telephones. The Company is aware that other integrated circuit and subscriber equipment manufacturers such as AT&T, Motorola, Nokia
Telecommunications and TI have been developing products for the IS-136 market.

INTELLECTUAL PROPERTY

      Although the Company has eight patent applications pending or allowed in the United States, Japan and Israel, the Company relies primarily on its trade secret program and copyrights to protect its intellectual property. The Company attempts to protect its trade secrets and other proprietary information through agreements with its customers, suppliers, employees and consultants, and through other security measures. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful. In addition, the laws of certain countries in which the Company's products are or may be developed, manufactured or sold, including Hong Kong, Japan, Korea and Taiwan, may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

      While the Company's ability to compete may be affected by its ability to protect its intellectual property, the Company believes that, because of the rapid pace of technological change in the wireless personal communications industry, its technical expertise and ability to introduce new products on a timely basis will be more important in maintaining its competitive position than protection of its intellectual property and that patent, trade secret and copyright protections are important but must be supported by other factors such as the expanding knowledge, ability and experience of the Company's personnel, new product introductions and frequent product enhancements. Although the Company continues to implement protective measures and intends to defend vigorously its intellectual property rights, there can be no assurance that these measures will be successful.

      While the Company has not been involved in any patent or other intellectual property rights litigation, there can be no assurance that third parties will not assert claims against the Company with respect to existing and future products. In the event of litigation to determine the validity of any third party's claims, such litigation could result in significant expense to the Company, and divert the efforts of the Company's technical and management personnel, whether or not such litigation is determined in favor of the Company. Both the semiconductor and the wireless personal communications industries are subject to frequent litigation regarding patent and other intellectual property rights. Leading companies and organizations in the wireless personal communications industry have numerous patents that protect their intellectual property rights in these areas. In the event of an adverse result of any such litigation, the Company could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology which is the subject of the litigation. There can be no assurance that the Company would be successful in such development or that any such license would be available on commercially reasonable terms.

BACKLOG

      The Company's backlog was approximately $25.9 million at December 31, 1995 and $6.8 million at December 31, 1996. The Company includes in its backlog all accepted product purchase orders with respect to which a delivery schedule has been specified for product shipment within one year.
As a result of a reduction during 1996 in the lead time between receipt of product orders and shipment of products due primarily to an increase in the supply of integrated circuits and increased competition between OEMs in the Japanese wireless handset market, the Company experienced declining backlog levels throughout 1996, and the Company anticipates that the market for its baseband chip sets will continue to be characterized by short-term order and shipment schedules. In addition, product orders in the Company's backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Accordingly, the Company believes that backlog as of any particular date is not necessarily a reliable indicator of sales or revenues for any future period.

EMPLOYEES

      As of December 31, 1996, the Company had 153 full and part-time employees, including 88 in research and development, 17 in marketing and sales, 22 in production, and 26 in corporate, administration and production coordination. The Company believes that its future prospects will depend, in part, on its ability to continue to attract and retain skilled engineering, marketing and management personnel, who are in great demand. In particular, there is a limited supply of highly qualified engineers with DSP experience. None of the Company's employees are covered by a collective bargaining agreement, and the Company has never experienced any strike or work stoppage. The Company believes its relations with its employees to be good.

ITEM 2.    PROPERTIES

      The Company's headquarters are located in an approximately 9,500 square foot leased facility in Cupertino, California. This facility houses the Company's management, marketing and sales personnel. The lease for the Cupertino facility terminates in February 1998, with an option for a three year extension until February 2001. The Company's subsidiary, DSPC Israel Ltd. ("DSPCI"), leases approximately 10,000 square feet for research and development, application engineering and manufacturing coordination activities, in a facility in Givat Shmuel, Israel. This lease terminates in April 2001. In addition, DSPCI leases an approximately 5,000 square foot facility for research and development activities in Givat Shmuel. This lease terminates in March 1999, and DSPCI has an option to extend the lease until 2002. The Company's subsidiary, CTP Systems, leases approximately 11,000 square feet for research and development, engineering and manufacturing activities in a facility in Petah-Tikva, Israel. This lease terminates in October 1997, and CTP Systems has an option to extend the lease until October 1999. The Company's Japanese subsidiary leases approximately 3,200 square feet in Tokyo for marketing and engineering liaison activities. This lease expires in October 1997, with an option for a two year extension until October 1999.

ITEM 3.     LEGAL PROCEEDINGS

      None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company held a special meeting of stockholders on November 12, 1996, at which the following matters were voted upon. The share numbers shown below have been retroactively adjusted to reflect the two-for-one stock split effected in December 1996.

      1. The Company's stockholders voted upon and approved a proposal to approve an amendment to the Company's Certificate of Incorporation to effect a two-for-one stock split. The results of the voting were as follows:

      Number of Shares voted FOR     33,394,404
      Number of Shares voted AGAINST    208,302
      Number of Shares ABSTAINING        32,806
      Number of Broker Non-Votes            n/a

      2. The Company's stockholders voted upon and approved a proposal to approve an amendment to the Company's Certificate of Incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from 70,000,000 to 110,000,000 shares. The results of the voting were as follows:

      Number of Shares voted FOR     32,680,846
      Number of Shares voted AGAINST    727,584
      Number of Shares ABSTAINING       227,082
      Number of Broker Non-Votes            n/a

      3. The Company's stockholders voted upon and approved a proposal to ratify the action of the Board adopting the Company's 1996 Stock Option Plan (the "1996 Plan"). The number of shares of the Company's common stock reserved for issuance under the 1996 Plan is 3,000,000. The results of the voting were as follows:

      Number of Shares voted FOR     18,970,772
      Number of Shares voted AGAINST  9,990,600
      Number of Shares ABSTAINING       231,958
      Number of Broker Non-Votes      4,442,182

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Common Stock of the Company has been traded on the Nasdaq National Market (Nasdaq Symbol: DSPC) since the Company's initial public offering on March 7, 1995. Prior to that date, there was no public market for the Company's Common Stock. The following table presents for the periods indicated the high and low bid prices for the Common Stock, as reported by the Nasdaq National Market.

      On March 5, 1996, the Company effected a two-for-one stock split of the Company's Common Stock. The stock split was reflected on the Nasdaq National Market System commencing on March 26, 1996. On November 13, 1996, the Company effected another two-for-one stock split of the Company's Common Stock, and the stock split was reflected on the Nasdaq National Market System commencing on December 3, 1996. All per share data shown below have been retroactively adjusted to reflect both of the stock splits.

                                                      Price Range of
                                                       Common Stock
                                                   ----------------------
                                                    High            Low
                                                   ----------------------
Fiscal Year Ended December 31, 1995
  First Quarter (from March 7, 1995) . . . . . . . $ 3.31          $ 2.50
  Second Quarter . . . . . . . . . . . . . . . . . $ 5.31          $ 2.81
  Third Quarter. . . . . . . . . . . . . . . . . . $ 8.31          $ 5.19
  Fourth Quarter . . . . . . . . . . . . . . . . . $11.88          $ 6.81

Fiscal Year Ended December 31, 1996
  First Quarter. . . . . . . . . . . . . . . . . . $13.94          $ 7.50
  Second Quarter . . . . . . . . . . . . . . . . . $24.50          $11.38
  Third Quarter. . . . . . . . . . . . . . . . . . $30.25          $18.75
  Fourth Quarter . . . . . . . . . . . . . . . . . $30.50          $16.25

      On March 10, 1997, the closing price of the Company's Common Stock as reported on the Nasdaq National Market was $11.94 per share. As of March 10, 1997, there were approximately 61 holders of record of the Common Stock.

DIVIDEND POLICY

      To date, the Company has neither declared nor paid any cash dividends on shares of its Common Stock. The Company presently intends to retain all future earnings for use in its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

ITEM 6.     SELECTED FINANCIAL DATA

(Dollars in thousands,
except per share data)        1996      1995     1994     1993     1992
-------------------------------------------------------------------------
Statement of Operations Data
 (Year ended December 31)

 Total revenues              $ 88,899  $40,867   $15,966  $ 4,098  $ 2,629

 Gross profit                $ 41,196  $17,021   $ 6,631  $ 2,135  $   853

 Operating income (loss)     $ 20,010  $(2,391)  $ 2,655  $(1,142) $(2,436)

 Net income (loss)(1)(2)     $ 21,750  $(2,358)  $ 2,233  $(1,026) $(2,580)

 Net income (loss) per
  share(1)(2)                $   0.48  $ (0.08)  $  0.09  $ (0.08) $ (0.22)

 Shares used in computing
  net income (loss) per
  share(3)                     45,564   30,252    25,624   12,604   11,476

 Balance Sheet Data
 (As of December 31)

 Cash, cash equivalents and
  short-term investments     $136,833  $27,988   $ 8,387  $ 3,636  $ 2,452

 Working capital             $129,230  $29,193   $ 5,476  $ 3,602  $ 1,566

 Total assets                $155,354  $44,119   $11,028  $ 6,397  $ 3,782

 Long-term obligations       $  --     $    --   $   132  $   191  $    --

 Total stockholders' equity  $136,844  $34,868   $ 6,532  $ 4,122  $ 2,142

__________________________

(1) Net loss for 1995 includes a charge of $10,850,000 for acquired in-process technology primarily in connection with the acquisition of CTP Systems Ltd. and, to a lesser extent, in connection with a licensing arrangement. Excluding this charge, pro forma net income for 1995 was $8,492,000 or $0.24 per share (based on 35,752,000 shares).

(2) Net income for 1996 includes a charge of $5,000,000 in connection with the termination of a proposed acquisition of Proxim Inc. Excluding this charge, pro forma net income for 1996 was $26,125,000 or $0.57 per share.

(3) Net income (loss) per share information reflects the common stock two-for-one split effected in March 1996 and the common stock two-for-one split effected in December 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the 1996 Consolidated Financial Statements and notes thereto. The matters addressed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, with the exception of the historical information presented, contain forward-looking statements involving risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading "Certain Factors That May Affect Future Results" following this Management's Discussion and Analysis section, and elsewhere in this report.

OVERVIEW

      DSPC, a Delaware corporation incorporated on November 23, 1994, succeeded to the business of DSP Telecommunications Ltd. ("DSP Telecom"), an Israeli corporation, pursuant to a reorganization completed upon the closing of the Company's initial public offering ("IPO") on March 14, 1995, under which DSP Telecom became a wholly owned subsidiary of DSPC (the "Reorganization"). The Reorganization was accounted for in a manner similar to a pooling of interests.

      The consolidated financial statements present the financial condition of the Company as of December 31, 1996, the consolidated results of operations and cash flows of the Company from the Reorganization date, and the combined financial position, results of operations and cash flow of the Company with DSP Telecom prior to the Reorganization.

      Until the fourth quarter of 1993, the Company derived most of its revenues from technology development services and sales of analog baseband chips sets for cellular telephones. In December 1993, the Company began the first volume shipments of its digital baseband chip sets to Japanese OEMs through its distributor in Japan.

      The fourth quarter of 1996 included a charge of $5.0 million, included in general and administrative expenses, in connection with the termination of a proposed acquisition of Proxim, Inc.

      The fourth quarter of 1995 included a charge of $10.9 million for acquired in-process technology, primarily in connection with the purchase of CTP Systems.

      The Company recorded a net income of $21.8 million on total revenues of $88.9 million in 1996, compared to a net loss of $2.4 million on total revenues of $40.9 million in 1995, and a net income of $2.2 million on total revenues of $16.0 million in 1994. Excluding the charge for the proposed acquisition in 1996 of $5.0 million, and for acquired in-process technology in 1995 of $10.9 million, pro forma net income was $26.1 million for 1996 and $8.5 million for 1995.

      The results of operations subsequent to the acquisition of CTP Systems on October 26, 1995 include the results of CTP Systems. CTP Systems has developed its wireless PBX product for commercial production, and commercial shipments commenced in the fourth quarter of 1996. CTP Systems' activities incurred losses throughout 1996 and are expected to continue to incur losses during the first half of 1997.

RESULTS OF OPERATIONS

      The following table sets forth the percentage relationships of certain items from the Company's consolidated statements of operations as a percentage of total revenues for the years ended December 31:

                                        1996         1995           1994
                                       ------       ------         -----
 Revenues:

  Product                               95.8%        90.9%          88.9%

  Technology development                 4.2          9.1           11.1
                                       -----        -----          -----
     Total revenues                    100.0        100.0          100.0

 Cost of Revenues:

  Product                               49.7         52.6           49.0

  Technology development                 4.0          5.8            9.4
                                       -----        -----          -----
     Total cost of revenues             53.7         58.4           58.4
                                       -----        -----          -----
 Gross Profit                           46.3         41.6           41.6

 Operating Expenses:

  Research and development               6.0          6.2            7.8

  Sales and marketing                    4.1          5.9            6.2

  General and administrative            13.7          8.9           10.9

  Charge for acquired in-process
   technology                             --         26.5             --
                                       -----        -----          -----
     Total operating expenses           23.8         47.5           24.9
                                       -----        -----          -----
 Operating income (loss)                22.5         (5.9)          16.7

 Other income (expense)                  5.5          2.8           (2.0)
                                       -----        -----          -----
 Income (loss) before provision
  for income taxes                      28.0         (3.1)          14.7

 Provision for income taxes             (3.5)        (2.7)          (0.7)
                                       -----        -----          -----
 Net income (loss)                      24.5%        (5.8)%         14.0%
                                       -----        -----          -----
                                       -----        -----          -----

REVENUES

      PRODUCT:   Product revenues consist primarily of baseband chip sets for digital cellular telephones. Revenues from sales to distributors are recognized at the time the products are shipped by the distributor to the OEM customer. Other product revenues are recorded when products are shipped to customers. Product revenues increased to $85.1 million in 1996 from $37.1 million and $14.2 million in 1995 and 1994, respectively.

      The key contributing factor in the Company's product revenue growth in 1996 and 1995 was the large increase in demand leading to volume shipments of the Company's Japanese PDC digital cellular chip sets. Sales prices for the Company's chip sets have declined significantly as a result of volume discounts and price pressures; however, the increased sales volume has more than offset the effect of decreasing per unit prices. During 1996, the Company commenced volume shipments of its new half-rate chip sets. The Company believes that the growth rate in its product revenues will likely decline in the future from the rate the Company experienced from 1994 to 1996.

      TECHNOLOGY DEVELOPMENT AND OTHER: The Company has funded its technology development in part using revenue from technology development agreements. Following successful completion of technology development agreements with OEMs, the Company's strategy is to develop and market products incorporating the developed technology. Revenues are recognized only when applicable customer milestones, including deliverables, have been met, but not in excess of the amount that would be recognized using the percentage of completion method. Technology development revenues were $3.8 million in 1996, $3.7 million in 1995, and $1.8 million in 1994. The Company's technology development revenues fluctuate, and may continue to fluctuate, depending on the number and size of technology development agreements and the timing of related milestones and deliverables.

      In 1995 and 1996, technology development revenues increased relative to 1994 following the initiation and/or completion of contracts for development and support of products for PDC, TDMA and CDMA applications.

      Revenues from Japan, consisting of sales of digital chip sets for cellular telephones and technology development services, accounted for 94.2%, 94.2% and 89.6% of total revenues in 1996, 1995 and 1994, respectively. The Company expects that revenues from Japan will continue to account for most of its revenues through at least 1998. Virtually all sales are denominated in United States dollars to reduce the effect of fluctuations in foreign currency exchange rates. In 1996, the Company entered into dollar/yen option contracts in order to hedge against the increase in the value of the U.S. dollar against the yen and decrease exposure to currency-driven sales price pressure.

COST OF REVENUES

      COST OF PRODUCTS SOLD:   Cost of products sold consists primarily of
materials, and, to a lesser extent, warranty costs and royalties. Cost of products sold increased to $44.2 million in 1996, from $21.5 million in 1995 and $7.8 million in 1994. The increases in 1996 and 1995 were due to increased volume sales of chip sets. The cost of products as a percentage of product revenues was 51.9%, 57.9%, and 55.2% for 1996, 1995 and 1994,
respectively. The effect of the decrease in sales prices in 1996 was more than offset by cost reductions received from the Company's suppliers due to increased order volumes and by the fact that in the second quarter of 1996 the Company completed its obligations to pay royalties to the Chief Scientist of the Israeli Ministry of Trade and Industry on grants relating to products currently being marketed by the Company. Sales of CTP Systems' wireless PBX systems to Beta sites were made in small quantities and resulted in negative margins. The Company expects that it will continue to experience negative margins on low volume initial sales of these wireless PBX systems until higher volume sales are achieved. Higher volume sales are anticipated during the second half of 1997.

      The Company anticipates that the average sales prices of chip sets may decrease as a result of volume discounts and price pressures, which would increase the cost of products sold as a percentage of product revenues; however, any such price decreases may be offset to a certain extent by further cost reductions from suppliers if the Company's order volumes increase.

      COST OF TECHNOLOGY DEVELOPMENT:   Cost of technology development is
comprised primarily of engineering salaries, subcontractors' costs and related costs. The costs of technology development contracts are recorded as incurred. Cost of technology development increased to $3.6 million in 1996 from $2.4 million in 1995 and $1.5 million in 1994 resulting from increased technology development activities. The Gross margin on technology development in 1996 was 5.9%, compared to 36.8% in 1995 and 15.8% in 1994. The margins on technology development vary depending on the similarity or diversity of the products and technologies developed, and as contractual milestones are reached.

RESEARCH AND DEVELOPMENT EXPENSES

      Research and development expenses primarily consist of salaries and related costs of employees engaged in ongoing research, design and development activities, and materials and subcontracting costs, reduced through 1995 and 1996 by grants from the Chief Scientist. Net research and development expenses increased to $5.3 million in 1996 from $2.5 million and $1.2 million in 1995 and 1994, respectively. The increases were due to the increased level of activities in connection with the development of CDMA, the growth in the number of engineering personnel and in projects under development, the inclusion of CTP Systems' research and development activities, and, to a lesser extent, due to a decision in 1996 not to apply for further grants from the Chief Scientist. As a percentage of total revenues, research and development expenses were 6.0% in 1996 and 6.2% in 1995, a decrease from 7.8% in 1994. The Company expects that its research and development expenses will continue to increase in the future, in absolute dollars.

      The Company records software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." To date, the Company has expensed all of its software costs.

SALES AND MARKETING EXPENSES

      Sales and marketing expenses are mainly comprised of employee related expenses, trade exhibition expenses, and charges for customer liaison services in Japan. Sales and marketing expenses increased to $3.7 million (4.1% of revenues) in 1996 from $2.4 million (5.9% of revenues) in 1995, and from $1.0 million (6.2% of revenues) in 1994. The increase reflects primarily the growth of sales and marketing staff at the Company's headquarters in Cupertino, California, and Tokyo offices, increased participation at trade exhibitions, increased promotion and marketing research activities, and the inclusion of CTP Systems.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses in 1996 were $12.2 million (13.7% of revenues) compared to $3.6 million (8.9% of revenues) in 1995, and $1.7 million (10.9% revenues) in 1994.

      General and administrative expenses increased, in absolute dollars, as a result of increased staffing levels at the Company's headquarters in Cupertino, California, and at the facilities of DSPC Israel Ltd., an Israeli subsidiary of the Company ("DSPCI"), increased facility expenses, increased administration expenses and fees, and the inclusion of CTP Systems' administration expenses and related amortization of the goodwill recorded with the acquisition of CTP Systems. General and administrative expenses in 1996 also include a charge of approximately $5 million in connection with the termination of a proposed acquisition of Proxim, Inc.

CHARGE FOR ACQUIRED IN-PROCESS TECHNOLOGY

      The Company recorded a charge of $10.9 million in the fourth quarter of 1995, which consisted of $9.6 million for acquired in-process technology associated with the acquisition of CTP Systems, and $1.3 million for acquired in-process technology associated with a licensing arrangement. The Company acquired 100% of the shares of CTP Systems for $13.6 million in cash, plus $0.5 million of related transaction costs.

      A contingent earn-out is payable by the Company in March 1998, the amount of which will be based on the profits and revenues of CTP Systems in 1996 and 1997. Based on CTP Systems' results of operations for 1996, the Company does not expect that it will be obligated to make any payments under the contingent earn out. The transaction was accounted for as a purchase. The purchase price has been allocated, based on an independent appraisal, as follows (in millions):

                   Net tangible assets                 $ 0.4
                   Acquired developed technology         1.7
                   Acquired in-process technology        9.6
                   Goodwill                              2.4
                                                       -----
                   Total purchase price                $14.1
                                                       -----
                                                       -----

      The acquired in-process technology represents the appraised value of technology in the development stage that had not yet reached technological feasibility and did not have alternative future uses. The acquired developed technology and goodwill are amortized over five years, and reflected as cost of product revenues and operating expenses, respectively.

OTHER INCOME (EXPENSE)

      Other income (expense) includes interest and investment income, foreign currency remeasurement gains and losses, and other expenses. Other income in 1996 was $4.8 million compared to $1.1 million in 1995, and an expense of $0.3 million in 1994.

      Other income in 1996 and 1995 was generated primarily from interest and realized gains on the Company's cash and investment balances, including the proceeds from the IPO completed in March 1995, and from the Company's follow-on public offerings completed in June 1995 and April 1996. Other expense in 1994 resulted from the decline in value of investments then held in marketable equity securities. All these investments were liquidated in the second half of 1994, resulting in realized losses.

PROVISION FOR INCOME TAXES

      The tax provisions for 1996, 1995 and 1994 have been influenced by the Company's Israeli operating subsidiaries' status as "Approved Enterprises" for Israeli tax purposes.

      The Approved Enterprise status was granted according to investment plans and will allow the Company's Israeli subsidiaries a two to four year tax holiday on undistributed earnings, and a corporate tax rate of 10% to 25% for an additional six to eight years on each of the investment plans' proportionate share of income.

      As of December 31, 1996, the Company had United States federal, state, and Israel net operating loss carryforwards of approximately $15.6 million, $8.1 million and $3.5 million, respectively. The United States federal and state net operating loss carryforwards will expire at various dates beginning in years 2000 through 2011. The Israeli loss carryforwards have no expiration date.

      The Company's effective tax rate was approximately 13% for 1996 and 1995 (excluding the charge for Israeli acquired in-process technology of $9.6 million in 1995) and 5% for 1994. The Company believes its effective income tax rate will increase in the future due to the utilization of its Israeli net operating loss carryforwards, the elimination over time of the tax benefits awarded with Approved Enterprise status, unutilized loss carryforwards in the United States and potential increases due to rules regarding controlled foreign corporations ("CFC"). Losses incurred by the Company or any of its subsidiaries in one country generally will not be deductible by entities in other countries in the calculation of their respective local taxes. In addition, losses generated by one Israeli entity will not offset income generated by another Israeli entity. Therefore, losses incurred by one Israeli entity or a combined loss of the U.S. entities will increase the Company's effective tax rate.

      A net deferred tax asset of approximately $2.1 million is reflected in the financial statements. Approximately $4.5 million of future U.S. taxable income will be necessary to realize this deferred tax asset. While there can be no assurance that future income will be sufficient to realize this benefit, management is of the opinion that it is more likely than not that this benefit will be realized in the near future based upon projected income from financial instruments and product sales. A valuation allowance of approximately $5.6 million was provided in the financial statements. Of the valuation allowance, $4.3 million is for deferred tax assets attributable to stock option deductions, the benefit of which will be credited to equity when realized. The remaining valuation allowance relates to operating losses, tax credit carryforwards, and temporary differences of entities in the consolidated group for which the generation of taxable income in the near future is not projected.

      DSP Telecom, DSPCI and CTP Systems (collectively, the "Israeli Companies") are CFCs for United States income tax purposes. Accordingly, all or a portion of the earnings of DSP Telecom are subject to United States taxation if, among other things: (i) the Israeli Companies accumulate cash and other passive assets in excess of 25% of total assets; (ii) the Israeli Companies lend funds to the Company or otherwise invest in certain proscribed assets; or (iii) the Israeli Companies engage in various types of transactions defined in the Subpart F provisions of the United States Internal Revenue Code. However, if the Israeli Companies' earnings become subject to United States taxation, DSPC may be eligible to utilize its Israeli and other foreign income taxes as a credit against its United States income taxes. The Company believes that its existing plans will minimize the impact of the CFC rules for the immediate future, subject to any changes in United States tax laws that may occur. However, over time, the CFC rules may cause the Company's tax rate to increase, except to the extent that the taxable amount is offset by otherwise unutilized United States losses.

FOREIGN CURRENCY TRANSACTIONS

      Substantially all of the Company's sales and a substantial portion of its costs are denominated in United States dollars. Since the dollar is the primary currency in the economic environment in which the Company operates, the dollar is its functional currency, and, accordingly, monetary accounts maintained in currencies other than the dollar (principally cash and liabilities) are remeasured using the foreign exchange rate at the balance sheet date. Operational accounts and nonmonetary balance sheet accounts are remeasured and recorded at the rate in effect at the date of the transaction. The effects of foreign currency remeasurement are reported in current operations and have been immaterial to date.

IMPACT OF INFLATION

      The rate of inflation in Israel in 1996, 1995 and 1994 was 10.6%, 8.1% and 14.7%, respectively. While substantially all of the Company's sales and expenses are denominated in United States dollars, a portion of the Company's expenses are denominated in Israeli shekels. The Company's primary expense paid in Israeli currency is Israeli-based employee salaries. As a result, an increase in the value of Israeli currency in comparison to the United States dollar could increase the cost of technology development, research and development expenses and general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

      The Company uses independent foundries to fabricate its baseband chip set products, minimizing its need to invest in manufacturing equipment and to develop integrated circuit fabrication processes. However, the Company relies on its independent foundries to achieve acceptable manufacturing yields and to allocate to the Company a sufficient portion of foundry capacity to meet the Company's needs. The Company to date has ordered products from its foundries primarily upon receipt of orders for chipsets from its distributor or OEM customers and has not maintained any significant inventory of its chipsets. This strategy allows the Company to avoid utilizing its capital resources for manufacturing facilities and inventory, and allows the Company to focus substantially all of its resources on the design, development and marketing of its products. The Company may in the future maintain limited inventory in anticipation of orders from its distributors or OEM customers. CTP Systems has commenced manufacturing its PBX systems product and therefore utilizes capital resources for its manufacturing facility. To date, production of PBX systems has been limited and has not had a material effect on the Company's liquidity or capital resources.

      Since its inception, the Company has financed its operations and investments in capital equipment primarily through cash provided by operations, sales of equity securities and, to a lesser extent, debt and lease arrangements. The Company received gross proceeds of approximately $9.4 million through private sales of equity securities prior to the IPO in March 1995, approximately $18.9 million from the IPO, $10.5 million from the follow-on offering in June 1995, and $75.6 million from the second follow-on offering in April 1996.

      The Company's operating activities provided cash of $32.9 million in 1996, $4.0 million in 1995 and $5.8 million in 1994. Net cash provided from operations in 1996 was comprised primarily of net income, an increase in current liabilities, and a decrease in trade accounts receivable. Trade accounts receivable decreased to $7.1 million at December 31, 1996 due to the timing of shipments and payments. Accounts receivable have to date been primarily from Tomen, the Company's distributor in Japan, which accounted for 71.5% of the Company's accounts receivable at December 31, 1996. The Company's write-offs of accounts receivable have not been material to date.

      The Company's investing activities, other than purchases of and proceeds from sales and maturities of short-term investments, have consisted of expenditures for fixed assets, which totaled $2.7 million in 1996.

      In obtaining approval of the Reorganization from Israeli tax authorities, which was completed immediately before the closing of the IPO, the Company agreed to invest in activities in Israel in an amount of not less than $9.0 million out of the proceeds of the IPO within three years after the IPO. In October 1995 the Company completed the acquisition of CTP Systems, for $13.6 million in cash. In 1995, the Company transferred $4.5 million out of the IPO proceeds to Israel in order to finance a part of the CTP Systems acquisition, and in 1996, an additional $0.5 million was transferred by the Company to increase the capital of DSPCI.

      As of December 31, 1996, the Company had $136.8 million of cash, cash equivalents and short-term investments. The Company believes that its existing cash, cash equivalents and short-term investment balances, will be sufficient to meet its cash requirements for at least the next twelve months. As of December 31, 1996, the Company also had issued bank guarantees and letters of credit totalling $2.2 million.

      While operating activities may provide cash in certain periods, to the extent the Company may experience growth in the future, the Company anticipates that its operating and investing activities may use cash and consequently, such growth may require the Company to obtain additional sources of financing. The Company may also from time to time consider the acquisition of complementary businesses, projects or technologies which may require additional financing or require the use of a significant portion of its existing cash, although the Company has no present understandings, commitments or agreements, nor is it engaged in any discussions or negotiations with respect to any such transaction.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

      Future trends for the Company's revenue and profitability remain difficult to predict, despite the strong financial results described in this report. The Company operates in a rapidly changing and developing market that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights certain of these risks.

      RELIANCE ON A SINGLE JAPANESE DISTRIBUTOR AND A SMALL NUMBER OF OEMS; COMPETITION IN JAPANESE OEM MARKET. Substantially all of the Company's sales of baseband chip sets for digital cellular telephones are to Tomen, the Company's distributor in Japan. Tomen's sales of the Company's products are concentrated in a small number of Japanese OEM customers. Prior to 1997, five OEM customers accounted for substantially all of Tomen's sales of the Company's baseband chip sets. The loss of Tomen as a distributor or the loss of or significant reduction in Tomen's sales to any of these Japanese OEMs would have a material adverse effect on the Company's business, financial condition and results of operations.

      Because the world-wide cellular subscriber equipment industry is dominated by a small number of large corporations, the Company expects that a significant portion of its future product sales will continue to be concentrated in a limited number of OEMs. In addition, the Company believes that the manufacture of subscriber equipment for emerging telecommunications services, such as personal communications services ("PCS"), will also be concentrated in a limited number of OEMs. As a result, the Company's performance is likely to depend on relatively large orders from a limited number of distributors and OEMs. The Company's performance will also depend in part on gaining additional OEM customers, both within existing markets and in new markets. The competition between OEMs in the Japanese wireless handset market is intense and is increasing. The Company's performance depends significantly on the ability of its OEM customers to maintain and increase their market share in this market. The loss of any existing OEM customer, a significant reduction in the level of sales to any existing customers, or the failure of the Company to gain additional OEM customers could have a material adverse effect on the Company's business, financial condition and results of operations.

        REDUCED VISIBILITY; DECREASED BACKLOG. Over the past year, the period of time between the receipt of orders for the Company's products and the date requested by OEM customers for shipment of products has been reduced, due primarily to an increase in the supply of integrated circuits and increased competition among OEMs in the Japanese wireless handset market. This reduced lead time has resulted in decreased backlog levels and has decreased the time period for which the Company is able to estimate future product demand. The Company anticipates that the market for its baseband chip sets will continue to be characterized by short-term order and shipment schedules. Accordingly, since the Company's revenue expectations and planned operating expenses are in large part based on these estimates rather than on firm customer orders, the Company's quarterly operating results could be materially adversely affected if orders and revenues do not meet expectations.

      DEPENDENCE ON JAPANESE MARKET. The future performance of the Company will be dependent, in large part, upon its ability to continue to compete
successfully in the Japanese market.   The Company's ability to continue to
compete in this market will be dependent upon several factors, including no deterioration of existing trade relations between Japan, Israel and the United States or imposition of tariffs in the wireless personal communications industry, no adverse changes in the Japanese telecommunications regulatory environment, the Company's ability to develop products that meet the technical requirements of its Japanese customers, and the Company's ability to maintain satisfactory relationships with its Japanese customers and its distributor. All of the Company's sales to its Japanese customers are denominated in United States dollars and, therefore, fluctuations in the exchange rate for the United States dollar could materially increase the price of the Company's products to these customers and require the Company to reduce prices of its products to remain competitive. Moreover, the expected emergence of Personal HandyPhone Services, a microcellular technology potentially competitive with today's existing Japanese analog and digital cellular networks, could reduce sales in Japan of digital cellular telephones incorporating the Company's baseband chip sets. There can be no assurance that changes in the political or economic conditions, trade policy or regulation of telecommunications in Japan will not have a material adverse effect on the Company's business, financial condition and results of operations.

      RELIANCE ON TEXAS INSTRUMENTS AND OTHER THIRD PARTY MANUFACTURERS. All of the Company's integrated circuits are currently fabricated by independent third parties, and the Company intends to continue using independent foundries in the future. To date, the Company has purchased most of the DSP chips for its baseband chip sets for cellular telephones from Texas Instruments Incorporated ("TI"). The Company also buys all of the DSP chips used in the products of CTP Systems from TI. The Company purchases standard DSP chips from TI, and TI embeds the Company's proprietary software algorithms in TI's chips. In addition, the Company currently purchases its application specific integrated circuits ("ASICs") for its PDC chip sets from Atmel ES2 and VTI; all of its ASICs for analog baseband chip sets from TI and its ASICs for CTP Systems' products from AMI. Accordingly, the Company is and will remain dependent on independent foundries, including TI, AMI, Atmel ES2 and VTI, to achieve acceptable manufacturing yields, to allocate to the Company a sufficient portion of foundry capacity to meet the Company's needs and to offer competitive pricing to the Company. Although the Company has not experienced material quality, allocation or pricing problems to date, if such problems were to arise in the future, they would have a material adverse effect on the Company's business, financial condition and results of operations.

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

      DECLINING SALES PRICES. Manufacturers of wireless personal communications equipment are experiencing, and are likely to continue to experience, intense price pressure, which has resulted and is expected to continue to result in downward pricing pressure on the Company's products.
As a result, the Company has experienced, and expects to continue to experience, declining sales prices for its products. In addition, pricing competition among handset manufacturers and component suppliers has increased. There can be no assurance that either increases in unit volume or reductions in per unit costs will offset declines in per unit sales prices, in which case the Company's gross profit would be adversely affected. Since cellular telephone manufacturers frequently negotiate supply arrangements far in advance of delivery dates, the Company often must commit to price reductions for its products before it is aware of how, or if, such cost reductions can be obtained. As a result, such current or future price reduction commitments could have, and any inability of the Company to respond to increased price competition would have, a material adverse effect on the Company's business, financial condition and results of operations.

      UNCERTAINTIES RELATED TO DEVELOPMENT, PRODUCTION AND MARKETING OF CDMA-BASED PRODUCT. The Company is currently developing a baseband chip set for CDMA products pursuant to a license agreement with Qualcomm for CDMA technology. Although the Company expects to complete successfully the development of this chip set and to deliver the product, there can be no assurance that the development work will be successfully completed, or that completion of development will not be delayed. To date, there has been only limited deployment of CDMA-based digital cellular networks, and the success of the Company in marketing its CDMA-based chip set will be dependent on, among other things, the success of the CDMA standard and growth of the CDMA subscriber population. There can be no assurance that the CDMA standard will be widely adopted or that the CDMA-based chip set will be successful in the marketplace. Sales of the Company's CDMA-based products will also be dependent on the success of the Company's OEM customers in completing their development of CDMA-based handsets in a timely manner and in successfully competing in the CDMA-based handset market. In addition, the Company intends to use independent foundries to manufacture the product, and there can be no assurance that this chip set will be able to be manufactured in commercial quantities at reasonable cost. If the Company is unable, for technological or other reasons, to develop, introduce and manufacture in a timely manner the CDMA-based chip set and to market the product successfully, or if the Company's OEMs are unable successfully to develop and market their products, the Company's business and results of operations could be materially and adversely affected.

      RISK OF INCREASED INCOME TAXES. DSPCI and CTP Systems, two Israeli subsidiaries of the Company, operate as "Approved Enterprises" under Israel's Law for the Encouragement of Capital Investments, 1959, as amended. An Approved Enterprise is eligible for significant income tax rate reductions for several years following the first year in which it has income subject to taxation in Israel (after consideration of tax losses carried forward).
There can be no assurance that this favorable tax treatment will continue, and any change in such tax treatment could have a material adverse effect on the Company's net income and results of operations. As of this date, the Company is not aware of any circumstances that might cause it to lose its favorable tax treatment. If Israel's tax incentives or rates applicable to DSPCI or CTP Systems are rescinded or changed, their income taxes could increase and their results of operations and cash flow would be adversely affected. In addition, the Company's income tax rate would increase if all or a portion of the earnings of DSP Telecom, DSPCI or CTP Systems were to become subject to United States federal and state income tax as a result of actual or deemed dividends or through operation of United States tax rules applicable to "controlled foreign corporations."

      MARKETS FOR THE COMPANY'S PRODUCTS ARE HIGHLY COMPETITIVE. The markets for the Company's products are extremely competitive, and the Company expects that competition will increase. Many of the Company's competitors have entrenched market positions, established patents, copyrights, tradenames, trademarks and intellectual property rights and substantial technological capabilities. The Company's current competitors in the digital cellular market include other suppliers of DSP-based chip sets and existing cellular telephone manufacturers that develop chip set solutions internally. Both in the cellular market and in other wireless personal communications markets, the Company's existing and potential competitors include large and emerging domestic and international companies, many of which have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than the Company. The Company believes that its ability to compete successfully in the wireless personal communications market will depend upon a number of factors both within and outside of its control, including price, quality, availability, product performance and features; timing of new product introductions by the Company, its customers and competitors; and customer service and technical support. There can be no assurance that the Company will have the financial resources, technical expertise, or marketing, sales, distribution and customer service and technical support capabilities to compete successfully.

      RELIANCE ON INTERNATIONAL OPERATIONS; RISKS OF OPERATIONS IN ISRAEL. The Company is subject to the risks of doing business internationally, including unexpected changes in regulatory requirements; fluctuations in the exchange rate for the United States dollar; imposition of tariffs and other barriers and restrictions; and the burdens of complying with a variety of foreign laws. The Company is also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. In particular, the Company's principal research and development facilities are located in the State of Israel and, as a result, as of December 31, 1996, 135 of the Company's 153 employees were located in Israel, including all of the Company's research and development personnel. Therefore, the Company is directly affected by the political, economic and military conditions to which that country is subject. In addition, many of the Company's expenses in Israel are paid in Israeli currency, thereby also subjecting the Company to foreign currency fluctuations and to economic pressures resulting from Israel's generally high rate of inflation. The rate of inflation in Israel for 1995 and 1996 was 8.1% and 10.6%, respectively. While substantially all of the Company's sales and expenses are denominated in United States dollars, a portion of the Company's expenses are denominated in Israeli shekels. The Company's primary expense paid in Israeli currency is Israeli-based employee salaries. As a result, an increase in the value of Israeli currency in comparison to the United States dollar could increase the cost of technology development, research and development expenses and general and administrative expenses. There can be no assurance that currency fluctuations, changes in the rate of inflation in Israel or any of the other aforementioned factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

      In the past, the Company has obtained royalty-bearing grants from the Office of the Chief Scientist in Israel's Ministry of Industry and Trade (the "Chief Scientist") and the Israel-United States Binational Industrial Research and Development Foundation to fund research and development. The terms of the grants from the Chief Scientist prohibit the transfer of technology developed pursuant to the terms of these grants to any person, without the prior written consent of the State of Israel. The Company does not expect to apply for such grants for the development of new products in the future.

      OPERATIONAL RISKS ASSOCIATED WITH CTP SYSTEMS. On October 26, 1995, the Company acquired for $14.1 million CTP Systems, a developer and manufacturer of wireless private branch exchanges ("PBXs") and other low-mobility wireless communications applications. CTP Systems began commercial shipments of wireless PBX equipment to two OEM customers in the fourth quarter of 1996, and the PBX system is currently in Beta testing with other OEMs, which may identify quality or operational problems in the product that require the Company to incur additional engineering expenses to correct any problems or redesign the product, and also may result in a delay in making the product commercially available.

      Although CTP Systems has commenced manufacturing its PBX product, it has not yet manufactured commercial quantities on a continuous basis. The Company believes that CTP Systems' existing manufacturing facilities will enable it to produce commercial quantities of its PBX equipment. No assurance can be given, however, that manufacturing or control problems will not arise as CTP Systems increases production of its product, or as additional facilities are required in the future. CTP Systems is subject to various risks associated with the manufacturing process, including errors in the manufacturing process, shortages of required components, manufacturing equipment failures and disruptions of operations at the manufacturing facility. Prolonged inability of CTP Systems to deliver products in a timely manner could result in the loss of customers and a material adverse effect on its results of operations. In addition, CTP Systems may be required to develop, adapt or acquire additional production technology, facilities and technical personnel in the event the PBX system equipment is modified or redesigned. Since CTP Systems has limited manufacturing experience, there can be no assurance that prices for CTP Systems' products will cover the manufacturing costs for its product. In addition, certain of the components included in CTP Systems' products are obtained from a single source or a limited group of suppliers. The partial or complete loss or delay of the supply of components from certain of these sources could result in a significant reduction in CTP Systems' revenues and could also damage certain customer relationships.

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

      FUTURE ACQUISITIONS. The Company's strategy includes obtaining additional technologies and will involve, in part, acquisitions of products, technologies or businesses from third parties. Identifying and negotiating these acquisitions may divert substantial management resources. An acquisition could absorb substantial cash resources, could require the Company to incur or assume debt obligations, or could involve the issuance of additional Common or Preferred Stock. The issuance of additional equity securities would dilute and could represent an interest senior to the rights of then outstanding Common Stock of the Company. An acquisition which is accounted for as a purchase, like the acquisition of CTP Systems, could involve significant one-time, non-cash write-offs, or could involve the amortization of goodwill and other intangibles over a number of years, which would adversely affect earnings in those years. Acquisitions outside the digital communications area may be viewed by outside market analysts as a diversion of the Company's focus on digital communications. For these and other reasons, the market for the Company's stock may react negatively to the announcement of any acquisition. An acquisition will continue to require attention from the Company's management to integrate the acquired entity into the Company's operations, may require the Company to develop expertise in fields outside its current area of focus, and may result in departures of management of the acquired entity. An acquired entity may have unknown liabilities, and its business may not achieve the results anticipated at the time of the acquisition.

      VOLATILITY OF STOCK PRICE. The price of the Company's Common Stock has recently experienced substantial fluctuation, and the Company believes that factors such as announcements of developments related to the Company's business, announcements by competitors, quarterly fluctuations in the Company's financial results and general conditions in the wireless personal communications industry in which the Company competes or the national economies in which the Company does business, fluctuation in levels of consumer spending for cellular telephones in Japan, and other factors could cause the price of the Company's Common Stock to continue to fluctuate in the future, perhaps substantially. In addition, in recent years the stock market in general, and the market for shares of small capitalization technology stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Such fluctuations could have a material adverse effect on the market price of the Company's Common Stock.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information regarding directors and executive officers required by
Item 10 is incorporated by reference from the information under the captions "Election of Directors," "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on May 15, 1997.

ITEM 11.    EXECUTIVE COMPENSATION

      The information required by Item 11 is incorporated by reference from the information under the caption "Executive Compensation and Other Information" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on May 15, 1997.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by Item 12 is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on May 15, 1997.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 13 is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on May 15, 1997.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)1. FINANCIAL STATEMENTS

            The financial statements filed as a part of this report are identified in the Index to Consolidated Financial Statements on page F-1.

      (a)2. FINANCIAL STATEMENT SCHEDULES

            The following financial statement schedule is filed as part of this
Report:
                                                                          Page
                                                                          ----
            Schedule II - Valuation and Qualifying Accounts. . . . . . . . .S-1

            Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

      (a)3. EXHIBITS

            The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission. The Company shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

Exhibit
Number                 Exhibit Title
-------                -------------
 2.1 Termination Agreement and General Release, dated November 21, 1996, among DSP Communications, Inc., Proxim, Inc. and Data Merger Corporation (Filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K, dated November 21, 1996, as filed on November 26, 1996, and incorporated herein by reference).

3.1 Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, File No. 33-87506, as declared effective on March 7, 1995, and incorporated herein by reference).

3.1A Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated March 5, 1996 (Filed as Exhibit 3.1A to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, as filed on March 30, 1996, and incorporated herein by reference).

3.1B Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated November 13, 1996.

3.2 Bylaws of the Company (Filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, File No. 33-87506, as declared effective on March 7, 1995, and incorporated herein by reference).

Exhibit
Number                 Exhibit Title
-------                -------------

3.3 Written Consent dated January 26, 1995, amending the Bylaws of the Company (Filed as Exhibit 3.7 to the Registrant's Registration Statement on Form S-1, File No. 33-87506, as declared effective on March 7, 1995, and incorporated herein by reference).

10.1 Form of Indemnification Agreement for directors and executive officers (Filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, File No. 33-87506, as declared effective on March 7, 1995, and incorporated herein by reference).

10.2 1995 Director Stock Option Plan (Filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-1, File No. 33-87506, as declared effective on March 7, 1995, and incorporated herein by reference).

10.3 1995 Employee and Consultant Stock Plan (Filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, File No. 33-87506, as declared effective on March 7, 1995, and incorporated herein by reference).

10.4 1992 Israeli Key Employee Share Incentive Plan (Filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, File No. 33-87506, as declared effective on March 7, 1995, and incorporated herein by reference).

10.5 1995 Employee Stock Purchase Plan (Filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, File No. 33-87506, as declared effective on March 7, 1995, and incorporated herein by reference).

10.6 Non-Exclusive Distribution Agreement dated as of January 1, 1994, between DSP Telecom and Tomen Electronics Corp. (Filed as Exhibit
           10.8 to the Registrant's Registration Statement on Form S-1, File No. 33-87506, as declared effective on March 7, 1995, and incorporated herein by reference).

10.7 Technology Agreement and License Agreement dated as of January 7, 1994 between DSP Group and DSP Telecom (Filed as Exhibit 10.14 to the Registrant's Registration Statement on Form S-1, File No. 33-87506, as declared effective on March 7, 1995, and incorporated herein by reference).

10.8 License Agreement dated as of March 25, 1994 between DSP Telecom and DSP Semiconductors USA, Inc. (Filed as Exhibit 10.15 to the Registrant's Registration Statement on Form S-1, File No. 33-87506, as declared effective on March 7, 1995, and incorporated herein by reference).

10.9 Technical Support Agreement dated October 21, 1992 between DSP Telecom and DSP Semiconductors Ltd. (Filed as Exhibit 10.16 to the Registrant's Registration Statement on Form S-1, File No. 33-87506, as declared effective on March 7, 1995, and incorporated herein by reference).

Exhibit
Number           Exhibit Title
-------          -------------

10.10 Lease Agreement dated February 21, 1991 for the Company's facility located in Givat Shmuel, Israel, together with documentation transferring the Lease from DSP Semiconductors Ltd. to DSP Telecom (in Hebrew) (Filed as Exhibit 10.27 to the Registrant's Registration Statement on Form S-1, File No. 33-87506, as declared effective on March 7, 1995, and incorporated herein by reference).

10.11 Lease Agreement dated February 21, 1991 for the Company's facility located in Givat Shmuel, Israel, together with documentation transferring the Lease from DSP Semiconductors Ltd. to DSP Telecom (in English) (Filed as Exhibit 10.28 to the Registrant's Registration Statement on Form S-1, File No. 33-87506, as declared effective on March 7, 1995, and incorporated herein by reference).

10.12 Development and License Agreement dated May 1, 1993 between Texas Instruments Incorporated and DSP Telecom (Filed as Exhibit 10.29 to the Registrant's Registration Statement on Form S-1, File No. 33-87506, as declared effective on March 7, 1995, and incorporated herein by reference).

10.13 Lease Agreement dated December 15, 1994 for the Company's headquarters located in Cupertino, California (Filed as Exhibit 10.30 to the Registrant's Registration Statement on Form S-1, File No. 33-87506, as declared effective on March 7, 1995, and incorporated herein by reference).

10.14 Development and License Agreement dated as of March 31, 1993 between NEC Electronics Inc. and DSP Telecom, Inc. (Filed as Exhibit 10.33 to the Registrant's Registration Statement on Form S-1, File No. 33-87506, as declared effective on March 7, 1995, and incorporated herein by reference).

10.15 1994 Employee and Consultant Stock Plan (Filed as Exhibit 10.34 to the Registrant's Registration Statement on Form S-1, File No. 33-87506, as declared effective on March 7, 1995, and incorporated herein by reference).

10.16 Stock Purchase Agreement, dated October 13, 1995, by and between DSP Telecommunications Ltd., the holders of the Ordinary Shares of CTP Systems Ltd., and CTP Systems Ltd. (Filed as Exhibit 10.35 to the Registrant's Current Report on Form 8-K, dated October 26, 1995, as filed on November 13, 1995, and incorporated herein by reference).

10.17 Addendum No. 1 to Lease Agreement between Multiline Service International Limited and DSP Semiconductors Ltd. and DSPC Israel Ltd. dated December 3, 1995, together with Guarantee by DSP Communications Inc. (in English & Hebrew) (Filed as Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, as filed on March 30, 1996, and incorporated herein by reference).

Exhibit
Number          Exhibit Title
-------         -------------

10.18 Addendum No. 2 to Lease Agreement between Multiline Service International Limited and DSPC Israel Ltd., dated December 3, 1995 (in English and Hebrew) (Filed as Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, as filed on March 30, 1996, and incorporated herein by reference).

10.19 Lease Agreement for CTP Systems' facility located in Petah-Tikva, Israel (in Hebrew) (Filed as Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, as filed on March 30, 1996, and incorporated herein by reference).

10.20 Amended and Restated Employment Agreement, dated December 15, 1995 between DSP Telecom, Inc. and Davidi Gilo (Filed as Exhibit 10.39 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, as filed on August 12, 1996, and incorporated herein by reference).

10.21 Amended and Restated Employment Agreement dated November 1, 1995 between DSP Telecom, Inc. and Nathan Hod (Filed as Exhibit 10.40 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, as filed on August 12, 1996, and incorporated herein by reference).

10.22      1996 Nonstatutory Employee and Consultant Stock Option Plan (Filed as
           Exhibit 10.41 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, as filed on August 12, 1996, and incorporated herein by reference).

10.23 1996 Stock Option Plan (Filed as Exhibit 10.42 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, as filed on November 14, 1996, and incorporated herein by reference).

10.24 Employment Agreement, dated as of June 15, 1996, between DSP Telecom, Inc. and Michael Lubin (Filed as Exhibit 10.43 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, as filed on November 14, 1996, and incorporated herein by reference).

10.25 Amended and Restated Employment Agreement, dated as of November 1, 1996, between DSP Telecom, Inc. and Davidi Gilo.

11.1       Statement regarding computation of net income (loss) per share.

21.1       Subsidiaries of the Company.

23.1       Consent of Ernst & Young LLP, Independent Auditors.

27.        Financial Data Schedule
------------------

(b)   REPORTS ON FORM 8-K

            On October 31, 1996, the Company filed with the Securities and Exchange Commission a report on Form 8-K, reporting under Item 5, Other Events, that the Company, Proxim, Inc., a Delaware corporation ("Proxim"), and Data Merger Corporation, a Delaware corporation and wholly-owned subsidiary of the Company ("Data Merger"), entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for the merger of Proxim with and into Data Merger, with Proxim as the surviving corporation. Under the terms of the Merger Agreement, Proxim stockholders were to receive 0.70 shares of the Company's common stock for each share of Proxim common stock, subject to adjustments under certain conditions. The merger was intended to qualify as a tax-free reorganization and a pooling-of-interests for accounting and financial reporting purposes, and was subject to certain conditions, including, among other things, the approval of the respective stockholders of the Company and of Proxim.

            On November 26, 1996, the Company filed with the Securities and Exchange Commission a report on Form 8-K, reporting under Item 5, Other Events, that the Company, Proxim, and Data Merger had entered into a Termination Agreement and General Release, which provided for the mutual termination of the Merger Agreement by the Company, Proxim and Data Merger, effective as of November 21, 1996. Following the unexpected reduction in the Company's share price and that of Proxim, the Boards of Directors of the Company and Proxim determined that both companies should pursue a working partnership outside the context of a merger.

                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK.)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSP COMMUNICATIONS, INC.


By:  /s/ Nathan Hod
     -------------------------------------------------
     Nathan Hod, Chief Executive Officer and President

Date:  March 17, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Signature                     Title                                    Date
 ---------                     -----                                    ----

/s/ Davidi Gilo            Chairman of the Board                  March 17, 1997
-------------------------  of Directors
 Davidi Gilo

/s/ Nathan Hod             President, Chief Executive Officer     March 17, 1997
-------------------------  and Director (Principal
Nathan Hod                 Executive Officer)

/s/ Gerald Dogon           Executive Vice President and Chief     March 17, 1997
-------------------------  Financial Officer (Principal
Gerald Dogon               Financial and Accounting Officer)

/s/ Neill Brownstein
-------------------------  Director                               March 17, 1997
Neill Brownstein

/s/ Lewis Broad
-------------------------  Director                               March 17, 1997
Lewis Broad

/s/ Andrew Schonzeit
-------------------------  Director                               March 17, 1997
Andrew Schonzeit

/s/ Shigeru Iwamoto
-------------------------  Director                               March 17, 1997
Shigeru Iwamoto

/s/ Avraham Fischer
-------------------------  Director                               March 17, 1997
Avraham Fischer

                            DSP COMMUNICATIONS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          Page
                                                                          ----


Report of Ernst & Young LLP, Independent Auditors. . . . . . . . . . .    F-2

Consolidated Balance Sheets as of December 31, 1996 and 1995 . . . . .    F-3

Consolidated Statements of Operations --
Years ended December 31, 1996, 1995, and 1994. . . . . . . . . . . . .    F-4

Consolidated Statements of Stockholders' Equity --
Years ended December 31, 1996, 1995, and 1994. . . . . . . . . . . . .    F-5

Consolidated Statements of Cash Flows --
Years ended December 31, 1996, 1995, and 1994. . . . . . . . . . . . .    F-6

Notes to Consolidated Financial Statements . . . . . . . . . . . . . .    F-7

              Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
DSP Communications, Inc.

We have audited the accompanying consolidated balance sheets of DSP Communications, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DSP Communications, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                             /s/ ERNST & YOUNG LLP


San Jose, California
January 15, 1997

                       DSP Communications, Inc.

                      Consolidated Balance Sheets
            (In thousands, except share and per share data)


                                                      DECEMBER 31,
                                                    1996         1995
                                               ---------------------------
ASSETS
Current assets:
 Cash and cash equivalents                         $77,799       $10,292
 Short-term investments                             59,034        17,696
 Trade accounts receivable (net of allowance for
  doubtful accounts of  $132 and $139 in 1996
  and 1995, respectively)                           7,054         8,838
 Other current assets                               3,373         1,448
                                               ---------------------------
Total current assets                              147,260        38,274

Property and equipment, net                         3,565         1,823
Goodwill (net of accumulated amortization of
 $574 and $82 in 1996 and 1995, respectively)       1,887         2,379
Other assets                                        2,642         1,643
                                               ---------------------------
                                                 $155,354       $44,119
                                               ---------------------------
                                               ---------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                $  3,747       $ 3,419
 Accrued liabilities                               11,793         5,189
 Deferred income                                    2,490           473
                                               ---------------------------
Total current liabilities                          18,030         9,081

Other liabilities                                     480           170

Commitments and contingencies

Stockholders' equity:
 Preferred stock, par value $0.001 per share,
  5,000,000 shares authorized; no shares issued
  and outstanding                                       -             -
 Common stock, par value $0.001, 110,000,000
  shares authorized; 44,497,177 shares issued
  and outstanding at December 31, 1996
  (36,211,844 shares in 1995)                          44            36
 Additional paid-in capital                       127,226        47,008
 Retained earnings (deficit)                        9,574       (12,176)
                                               ---------------------------
Total stockholders' equity                        136,844        34,868
                                               ---------------------------
                                                 $155,354       $44,119
                                               ---------------------------
                                               ---------------------------

                        SEE ACCOMPANYING NOTES.

                       DSP Communications, Inc.

                 Consolidated Statements of Operations
                 (In thousands, except per share data)


                                           YEAR ENDED DECEMBER 31,
                                        1996        1995         1994
                                  ----------------------------------------
Revenues:
  Product (includes related party
    revenues of $6,260, $8,379 and
    $3,690 in 1996, 1995 and 1994,
    respectively)                      $85,128      $37,127     $14,189
  Technology development (includes
    related party revenues of $113,
    $710 and $225 in 1996, 1995 and
    1994, respectively)                  3,771        3,740      1,777
                                  ----------------------------------------
Total revenues                          88,899       40,867     15,966
                                  ----------------------------------------
Cost of revenues:
  Product                               44,153       21,483      7,839
  Technology development                 3,550        2,363      1,496
                                  ----------------------------------------
Total cost of revenues                  47,703       23,846      9,335
                                  ----------------------------------------
Gross profit                            41,196       17,021      6,631

Operating expenses:
  Research and development               5,311        2,524      1,243
  Sales and marketing                    3,685        2,407        993
  General and administrative            12,190        3,631      1,740
  Charge for acquired in-process
    technology                               -       10,850          -
                                  ----------------------------------------
Total operating expenses                21,186       19,412      3,976
                                  ----------------------------------------
Operating income (loss)                 20,010       (2,391)     2,655

Interest and other income
  (expense), net                         4,848        1,148       (312)
                                  ----------------------------------------
Income (loss) before provision
  for income taxes                      24,858       (1,243)     2,343
Provision for income taxes              (3,108)      (1,115)      (110)
                                  ----------------------------------------
Net income (loss)                      $21,750      $(2,358)    $2,233
                                  ----------------------------------------
                                  ----------------------------------------
Net income (loss) per share              $0.48       $(0.08)     $0.09
                                  ----------------------------------------
                                  ----------------------------------------
Shares used in computing net
  income (loss) per share               45,564       30,252     25,624
                                  ----------------------------------------
                                  ----------------------------------------

                        SEE ACCOMPANYING NOTES.

                            DSP Communications, Inc.

                 Consolidated Statements of Stockholders' Equity
                        (In thousands, except share data)


                                      COMMON STOCK             ORDINARY SHARES     ADDITIONAL   RETAINED      NOTES       TOTAL
                                   ----------------------------------------------   PAID-IN     EARNINGS      FROM    STOCKHOLDERS'
                                     SHARES       AMOUNT      SHARES      AMOUNT    CAPITAL    (DEFICIT)  STOCKHOLDERS    EQUITY
                                   -----------------------------------------------------------------------------------------------
Balance at December 31, 1993                -      $ -       5,240,010    $ 1,275   $  14,931   $(12,051)    $(33)        $4,122
 Issuance of ordinary shares for
  cash                                      -        -          35,626         25           1          -        -             26
 Issuance of ordinary shares for
  options exercised                         -        -          57,693         11          21          -        -             32
 Issuance of ordinary shares for
  warrants exercised                        -        -         388,031         75          11          -        -             86
 Issuance of common stock                 400        -               -          -           -          -        -              -
 Payment on notes receivable from
  stockholders                              -        -               -          -           -          -       33             33
 Net income                                 -        -               -          -           -      2,233        -          2,233
                                   -----------------------------------------------------------------------------------------------
Balance at December 31, 1994              400        -       5,721,360      1,386      14,964     (9,818)       -          6,532
 Conversion of ordinary shares
  into common stock                22,885,440       23      (5,721,360)    (1,386)      1,363          -        -              -
 Issuance of common stock for
  warrants exercised                  505,432        -               -          -         187          -        -            187
 Issuance of common stock pursuant
  to options exercised              1,073,940        1               -          -         922          -        -            923
 Issuance of common stock in
  public offerings, net            11,746,632       12               -          -      29,241          -        -         29,253
 Change in net unrealized gain on
  securities available for sale             -        -               -          -         331          -        -            331
 Net loss                                   -        -               -          -          -      (2,358)       -         (2,358)
                                   -----------------------------------------------------------------------------------------------
Balance at December 31, 1995       36,211,844       36               -          -      47,008    (12,176)       -         34,868
 Issuance of common stock under
  stock option and stock purchase
   plans (2,076,882 shares and
  11,187 shares, respectively)      2,088,069        2               -          -       3,273          -        -          3,275
 Issuance of common stock in
  public offering, net              6,197,264        6               -          -      75,616          -        -         75,622
 Tax benefit related to stock
  option plans                              -        -               -          -       1,617          -        -          1,617
 Change in net unrealized gain on
  securities available for sale             -        -               -          -        (288)         -        -           (288)
 Net income                                 -        -               -          -           -     21,750        -         21,750
                                   -----------------------------------------------------------------------------------------------
Balance at December 31, 1996       44,497,177      $44               -      $   -    $127,226    $ 9,574      $ -       $136,844
                                   -----------------------------------------------------------------------------------------------
                                   -----------------------------------------------------------------------------------------------

                             SEE ACCOMPANYING NOTES.

                       DSP Communications, Inc.

                 Consolidated Statements of Cash Flows
                            (In thousands)


                                                 YEAR ENDED DECEMBER 31,
                                             1996        1995         1994
                                      ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                          $21,750       $(2,358)      $2,233
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
 Charge for acquired in-process
  technology, in connection with CTP
  acquisition                                    -         9,600            -
 Depreciation and amortization               1,778           557          332
 Compensation expenses related to
  shares issued in a subsidiary                310           170            -
 Other                                          (1)         (360)         355
Changes in operating assets and
 liabilities, net of effects of
 acquisition:
 Trade accounts receivable                   1,784        (7,257)         602
 Other current assets                       (1,647)         (169)          (5)
 Accounts payable                              333         2,007          410
 Accrued liabilities                         6,604         2,431        1,353
 Deferred income                             2,017          (621)         472
                                      ------------------------------------------
Net cash provided by operating
 activities                                 32,928         4,000        5,752
                                      ------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of CTP, net of cash
 acquired                                        -       (13,886)           -
Cash purchases of equipment                 (2,702)       (1,203)        (267)
Proceeds from sales of equipment                10            34           31
Purchases of short-term investments        (97,340)      (68,685)      (2,454)
Sales and maturities of short-term
 investments                                55,714        51,934        3,920
Other assets                                     -          (750)           -
                                      ------------------------------------------
Net cash provided by (used in)
 investing activities                      (44,318)      (32,556)       1,230
                                      ------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of lease obligations                  -          (190)         (59)
Issuance of common and ordinary
 shares for cash                            78,897        30,892          144
Repayment of stockholders' notes
 receivable                                      -             -           33
Deferred public offering costs                   -             -         (529)
                                      ------------------------------------------
Net cash provided by (used in)
 financing activities                       78,897        30,702         (411)
                                      ------------------------------------------
Increase in cash and
 cash equivalents                           67,507         2,146         6,571
Cash and cash equivalents at
 beginning of year                          10,292         8,146         1,575
                                      ------------------------------------------
Cash and cash equivalents at end of
 year                                      $77,799       $10,292        $8,146
                                      ------------------------------------------
                                      ------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION
Interest paid                              $     -       $   127        $   77
                                      ------------------------------------------
                                      ------------------------------------------
Income taxes paid                          $   730       $   445        $   28
                                      ------------------------------------------
                                      ------------------------------------------
SUPPLEMENTAL NONCASH INVESTING AND
 FINANCING INFORMATION
Equipment cost payable                     $   125       $   130        $   45
                                      ------------------------------------------
                                      ------------------------------------------
Loan provided to CTP before                $    -        $   750       $    -
acquisition
                                      ------------------------------------------
                                      ------------------------------------------


                             SEE ACCOMPANYING NOTES.
                                      F-6

                                DSP Communications, Inc.

                         Notes to Consolidated Financial Statements

                                    December 31, 1996


1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

DSP Communications, Inc. ("DSPC" or the "Company"), a Delaware corporation incorporated on November 23, 1994, succeeded to the business of DSP Telecommunications Ltd., an Israeli corporation ("DSP Telecom"), pursuant to a reorganization completed upon the closing of the Company's initial public offering ("IPO") on March 14, 1995, under which DSP Telecom became a wholly owned subsidiary of DSPC (the "Reorganization"). The Reorganization was accounted for in a manner similar to a pooling of interests.

The consolidated financial statements present the financial condition of the Company as of December 31, 1996 and 1995, the consolidated results of operations and cash flows of the Company from the Reorganization date and the combined financial position, results of operations and cash flows of the Company with DSP Telecom prior to the Reorganization.

The consolidated financial statements include the accounts of DSPC, its subsidiaries DSP Telecom Inc., a California corporation; DSP Communications (Japan) Inc., a Japanese corporation; DSPC Israel Ltd. ("DSPCI"), an Israeli company; DSP Telecom; and effective October 31, 1995, CTP Systems Ltd., an Israeli company ("CTP") (see Note 2). DSPC wholly owns all of its subsidiaries except for less than a 1% minority interest in DSPCI represented by nonvoting preferred stock of DSPCI held by certain employees and advisors. Intercompany accounts and transactions have been eliminated in consolidation.

NATURE OF OPERATIONS AND RELATED CONCENTRATIONS

The Company applies its expertise in the development, design and marketing of DSP (digital signal processing) software, algorithms and VLSI circuit design to develop highly integrated, low power and cost-effective chip sets for wireless personal communications applications. Following the CTP Acquisition, DSPC also provides wireless PBX solutions for the office environment and other low-mobility and wireless local loop applications.

Substantially all of DSPC's product revenues to date have been generated from the sale of a single product, its baseband chip set for digital cellular telephones for use in Japan.

                                DSP Communications, Inc.

                         Notes to Consolidated Financial Statements


1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NATURE OF OPERATIONS AND RELATED CONCENTRATIONS (CONTINUED)

Substantially all of the Company's product revenues are from sales to one distributor in Japan who in turn sells to OEM manufacturers in Japan. The Company's distributor is not subject to minimum purchase requirements and can cease marketing the Company's products at any time. The loss of the Company's sole distributor in Japan could have a material adverse effect on the Company's business, financial condition and results of operations. Substantially all of these distributor sales were made to a small number of customers in 1996, 1995 and 1994. Because the worldwide cellular subscriber equipment industry is dominated by a small number of large corporations, DSPC expects that a significant portion of its future product revenues will continue to be concentrated in a limited number of customers. The loss of one of these customers would have a material adverse effect on the Company's results of operations.

The Company uses independent foundries to manufacture its baseband chip sets. The Company's reliance on independent foundries involves a number of risks, including the possibility of a shortage of certain key components and reduced control over delivery schedules, manufacturing capacity, quality and costs.

DSPC's integrated circuits are fabricated by independent third party suppliers. The Company's reliance on these suppliers involves a number of risks, including the possibility of an insufficient supply of DSP chips, noncompetitive pricing and discontinued production of the DSP chip currently utilized to produce the Company's products. During and at the end of 1996 the Company had three major suppliers for the integrated circuits. The reliance on a small number of suppliers may subject the Company from time to time to quality, allocation and pricing constraints.

REVENUE RECOGNITION

PRODUCT - Product revenue relates to baseband chip sets for cellular telephones and to wireless PBX systems. Revenue from product sales to customers, other than sales to distributors, are recorded when products are shipped. Sales to distributors, under agreements allowing price protection and right of return on products unsold by the distributor, are not recognized until the products are sold by the distributor to OEM manufacturers. Through December 31, 1996, the Company deferred recognition of sales to distributors until the products were sold in complete chip sets by the distributors to OEM manufacturers. Revenue deferred for unmatched chip sets is no longer significant to the Company's operations. DSPC accrues estimated sales returns/exchanges for end-user sales and warranty costs upon recognition of sales. DSPC has not experienced significant warranty claims to date.

                                DSP Communications, Inc.

                         Notes to Consolidated Financial Statements

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

TECHNOLOGY DEVELOPMENT - DSPC performs best-efforts research and product development work under technology development agreements. Due to technology risk factors, the costs of these agreements are expensed as incurred and revenues are recognized when applicable customer milestones are met, including deliverables, and in any case, not in excess of the amount that would be recognized using the percentage-of-completion method. Costs incurred under technology development agreements are included in the cost of technology development. Revenues under support agreements are recorded pro rata over the terms of the agreements.

Deferred income consists of the following at December 31 (in thousands):


                                     1996       1995
                                -------------------------
Product revenues                   $2,390       $425
Technology development revenues       100         48
                                -------------------------
                                   $2,490       $473
                                -------------------------
                                -------------------------

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and reduced by related participation from programs sponsored by the Israeli government.

CHARGE FOR ACQUIRED-IN-PROCESS TECHNOLOGY

The charge for acquired-in-process technology of $10,850,000 in 1995 was recorded in the fourth quarter of 1995 and consists of $9,600,000 of acquired in-process technology in connection with the CTP Acquisition (see note 2) and $1,250,000 of acquired in-process technology in connection with a license arrangement.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

                                DSP Communications, Inc.

                         Notes to Consolidated Financial Statements

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and are included in other assets.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets (generally from 3 to 5 years), or the life of the lease, whichever is shorter.

FOREIGN CURRENCY TRANSACTIONS

Substantially all of DSPC's sales are made in United States dollars. In addition, a substantial portion of DSPC's costs are incurred in dollars. Since the dollar is the primary currency in the economic environment in which DSPC operates, the dollar is its functional currency, and accordingly, monetary accounts maintained in currencies other than the dollar (principally cash and liabilities) are remeasured using the foreign exchange rate at the balance sheet date. Operational accounts and nonmonetary balance sheet accounts are measured and recorded at the rate in effect at the date of the transaction. The effects of foreign currency remeasurement, which have been immaterial to date, are reported in current operations.

The Company utilizes financial instruments to reduce financial market risks. These instruments are used to hedge anticipatory transactions. The foreign exchange forward contract position as of December 31, 1996 is to hedge $20,000,000 in foreign currency exposure. This contract matures in January 1997. The Company does not use derivative financial instruments for trading purposes. Gains and losses on currency options that are designated and effective as hedges of anticipated transactions are deferred and recognized in income in the same period that the underlying transactions are settled.

                                DSP Communications, Inc.

                         Notes to Consolidated Financial Statements

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME (LOSS) PER SHARE

Net income (loss) per share reflects the common stock splits through December 31, 1996 and is computed using the weighted average number of shares of common stock, Class B ordinary shares and dilutive ordinary equivalent shares from Class A convertible ordinary shares (using the as if-converted method) and from dilutive share options and warrants (using the treasury stock method). Pursuant to the Securities and Exchange Commission ("SEC") Staff Accounting Bulletins, common and common equivalent shares issued at prices below the IPO price per share during the 12-month period prior to the IPO have been included in the calculation through December 31, 1994 (using the treasury stock method).

CONCENTRATIONS OF CREDIT RISK

Financial instruments that subject DSPC to credit risk consist principally of cash equivalents and short term investments and trade receivables. The majority of DSPC's product sales are to a single distributor who in turn sells to manufacturers of consumer electronics products. No collateral is required from the distributor or end customers. At December 31, 1996, approximately $5,000,000 or approximately 70% of trade accounts receivable is due from the distributor. Write-offs of accounts receivable through December 31, 1996 have been insignificant.

CASH EQUIVALENTS AND SHORT - TERM INVESTMENTS

DSPC considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents.

At December 31, 1996, pursuant to SFAS 115, all debt securities are designated as available-for-sale. Available-for-sale securities are carried at fair value, which is determined based upon the quoted market prices of the securities, with unrealized gains and losses reported in stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

                                DSP Communications, Inc.

                         Notes to Consolidated Financial Statements

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTANGIBLE ASSETS

Intangible assets consist of acquired developed technology and goodwill resulting from the CTP acquisition (see note 2) which are being amortized over the estimated useful lives of five years.

Acquired developed technology at December 31, 1996, with a cost of $1,700,000 and accumulated amortization of $397,000, are included in other assets.

Management assesses the realizability of the goodwill and the acquired technology at each balance sheet date.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

                                DSP Communications, Inc.

                         Notes to Consolidated Financial Statements

2. MERGER AND ACQUISITION ACTIVITY

On October 26, 1995, the Company acquired all of the outstanding shares of CTP, which develops wireless PBX and other low mobility wireless applications, for $13,600,000 in cash. The transaction was accounted for as a purchase. The purchase price of $14,100,000, which consisted of the $13,600,000 cash payment and $500,000 of transaction costs, was allocated based on an independent appraisal as follows (in thousands):

                   Net tangible assets                $  369
                   Acquired developed technology       1,700
                   Acquired in-process technology      9,600
                   Goodwill                            2,461
                                                  --------------
                   Total purchase price              $14,130
                                                  --------------
                                                  --------------

The purchase price allocation resulted in a $9,600,000 charge to acquired in-process technology in the fourth quarter of 1995. The acquired in-process technology represents the appraised value of technology in the development stage that had not yet reached technological feasibility and does not have alternative future uses. The results of CTP are consolidated from October 31, 1995. The results of operations of CTP from October 26, 1995 to October 31, 1995 were not material to DSPC.

In connection with the acquisition, prior shareholders of CTP were entitled to receive a contingent earn-out payment on March 31, 1998. Due to CTP's operating results for the year ended December 31, 1996, the Company will not be required to make this contingent earn-out payment.

The following unaudited pro forma financial summary is presented as if the operations of the Company and CTP were combined as of January 1, 1995. The unaudited pro forma combined results are not necessarily indicative of actual results that would have occurred had the purchase been consummated at this date, or of the future operations of the combined entities.

                                DSP Communications, Inc.

                         Notes to Consolidated Financial Statements

2. MERGER AND ACQUISITION ACTIVITY (CONTINUED)

In accordance with SEC Regulation S-X, Rule 11-02(b)(5), nonrecurring charges, such as the charge for acquired in-process technology resulting from the acquisition, are not reflected in the following pro forma financial summary for the fiscal year ended December 31 (in thousands):


                                        1995           1994
                                   -------------------------------
              Revenues                $42,810        $16,608
                                   -------------------------------
                                   -------------------------------
              Net income              $ 4,883        $ 1,049
                                   -------------------------------
                                   -------------------------------
              Net income per share    $  0.14        $  0.04
                                   -------------------------------
                                   -------------------------------
              Shares used in
               computing net
               income per share        35,752         25,624
                                  -------------------------------
                                  -------------------------------

In the fourth quarter of 1996, the Company incurred a charge of approximately $5,000,000 in connection with the termination of a proposed acquisition of Proxim, Inc.

3. AVAILABLE-FOR-SALE SECURITIES

The following is a summary of available-for-sale securities at December 31, 1996: (in thousands)


                          Unamortized    Unrealized    Unrealized  Fair Market
                             Cost            Gains        Losses      Value
                          -----------------------------------------------------
Bank time deposit             $13,904     $     -      $    -       $13,904
Commercial paper                6,039           -           -         6,039
Closed-end mutual fund
 shares                        20,577           -           -        20,577
U.S. corporate obligations     30,658          29          (2)       30,685
U.S. municipal obligations     19,430          11          (3)       19,438
U.S. government obligations     7,233           8           -         7,241
                          -----------------------------------------------------
                              $97,841         $48         $(5)      $97,884
                          -----------------------------------------------------
                          -----------------------------------------------------
Reported as:
 Cash equivalents             $38,850         $ -         $ -       $38,850
 Short-term investments        58,991          48          (5)       59,034
                          -----------------------------------------------------
                              $97,841         $48         $(5)      $97,884
                          -----------------------------------------------------
                          -----------------------------------------------------

                                DSP Communications, Inc.

                         Notes to Consolidated Financial Statements

3. AVAILABLE-FOR-SALE SECURITIES (CONTINUED)

The following is a summary of available-for-sale securities at December 31, 1995 (in thousands):

                          Unamortized    Unrealized    Unrealized  Fair Market
                             Cost            Gains        Losses      Value
                          -----------------------------------------------------
Bank time deposit             $ 4,686        $  -        $  -       $ 4,686
Commercial paper               14,137         284          (2)       14,419
Closed-end mutual fund
 shares                         1,300           2           -         1,302
U.S. government obligations     5,228          47           -         5,275
                          -----------------------------------------------------
                              $25,351        $333        $ (2)      $25,682
                          -----------------------------------------------------
                          -----------------------------------------------------
Reported as:
 Cash equivalents              $ 7,986       $  -        $ -        $ 7,986
 Short-term investments         17,365        333          (2)       17,696
                          -----------------------------------------------------
                               $25,351       $333        $ (2)      $25,682
                          -----------------------------------------------------
                          -----------------------------------------------------

During the years ended December 31, 1996 and 1995, the change in net unrealized gains was a decrease of $288,000 and an increase of $331,000, respectively. Proceeds from the sale of available-for-sale securities for the year ended December 31, 1996 were $106,822,000. Realized gains and losses on the sale of available-for-sale securities for the year ended December 31, 1996 were immaterial.

Proceeds from the sale of available-for-sale securities for the year ended December 31, 1995 were $13,019,000. Realized gains on the sale of available-for-sale securities during 1995 were $369,000. There were no realized losses on the sale of available-for-sale securities during 1995.

Proceeds from the sales of available-for-sale securities and the related gross realized gains and losses for the year ended December 31, 1994 were $3,793,000, $96,000 and $450,000, respectively.

The contractual maturity of available-for-sale securities as of December 31, 1996 is as follows: 1997 - $88,707,000; 1998 - $8,081,000; 1999 - $1,096,000.

                                DSP Communications, Inc.

                         Notes to Consolidated Financial Statements

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31 (in thousands):


                                                1996            1995
                                      ---------------------------------------
    Computer and laboratory equipment         $ 4,047          $ 2,437
    Furniture and fixtures and other              752              558
    Leasehold improvements                      1,100              231
                                      ---------------------------------------
                                                5,899            3,226
    Accumulated depreciation                   (2,334)          (1,403)
                                      ---------------------------------------
                                              $ 3,565          $ 1,823
                                      ---------------------------------------
                                      ---------------------------------------

5. ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31 (in thousands):


                                                1996            1995
                                      ---------------------------------------
    Accrued royalties                        $   235          $ 1,036
    Warranty reserve                           3,069              807
    Compensation and benefits                  3,533            1,711
    Income tax authorities                     3,570              761
    Other                                      1,386              874
                                      ---------------------------------------
                                             $11,793           $5,189
                                      ---------------------------------------
                                      ---------------------------------------

6. LEASES

DSPC leases facilities under noncancelable operating lease arrangements. The Company leases facilities in Cupertino, California, in Israel and in Japan under noncancelable operating leases. The California facility lease expires in February 1998, the Israeli facilities leases expire in October 1997, March 1999, and April 2001, and the Japanese lease expires in October 1997.

                                DSP Communications, Inc.

                         Notes to Consolidated Financial Statements

6. LEASES

Future minimum payments under noncancelable operating leases with initial terms of one year or more consist of the following at December 31, 1996 (in thousands):

                            1997               $   896
                            1998                   736
                            1999                   694
                            2000                   508
                            2001                   526
                            Thereafter             457
                                            ----------------
                                                $3,817
                                            ----------------
                                            ----------------

The gross rental payments under all operating leases were $865,000, $497,000 and $176,000 in 1996, 1995 and 1994, respectively. Rental expense, net of reimbursements from sublessees, was $784,000, $412,000 and $84,000 in 1996, 1995, and 1994, respectively.

7. COMMITMENTS AND CONTINGENCIES

ISRAELI GOVERNMENT RESEARCH GRANTS

The Company has participated in programs sponsored by the Israeli Government for the support of research and development activities. Through December 31, 1996 the Company has obtained grants from the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade (the "Chief Scientist") aggregating approximately $2,800,000 for participation in a number of research and development projects. The terms of the grants from the Chief Scientist prohibit the transfer of technology developed pursuant to the terms of these grants to any person, without the prior written consent of the Chief Scientist. The Company is obligated to pay royalties to the Chief Scientist, amounting to 3% of the sales of the products developed out of such projects up to an amount equal to 150% of the grant received. For the years ended December 31, 1996, 1995 and 1994, the Company charged cost of revenues for approximately $724,000, $1,142,000 and $574,000, respectively, for royalties on products that were commercially developed out of projects funded by research grants from the Chief Scientist. As of December 31, 1996 the Company has repaid all amounts owed pursuant to the grants relating to products being currently marketed by the Company. As of December 31, 1996, the Company has decided not to apply for further grants from the Chief Scientist.

                                DSP Communications, Inc.

                         Notes to Consolidated Financial Statements

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)

OTHER ROYALTY COMMITMENTS

In connection with certain license and technology development agreements, DSPC agreed to pay royalties on certain sales based on specified rates, which are generally 6% to 8% subject to certain limitations.

CTP participated with one of its customers in a program sponsored by the BIRD Foundation, which was terminated prior to the acquisition by DSPC. In connection with the program, CTP agreed to pay to the BIRD Foundation royalties on its wireless PBX product sales at specified rates of 2.5% to 5%, up to an aggregate total of approximately $800,000 as adjusted for changes in the consumer price index.

SEVERANCE LIABILITY

The Company's liability for severance pay and pension, pursuant to Israeli law is fully provided for through insurance contracts and by accrual. At December 31, 1996, virtually all of the liability is funded. The amounts maintained with insurance companies and part of pension and severance pay funds, are not under the control of the Company and, therefore, are not included in the financial statements. Pension and severance expenses for the years ended December 31, 1996, 1995 and 1994 amounted to approximately $802,000, $493,000 and $161,000, respectively.

INVESTMENT COMMITMENT

In obtaining approval of the Reorganization from Israeli tax authorities, the Company has agreed to invest in activities in Israel no less than $9,000,000 out of the proceeds of the initial public offering within three years after consummation of the offering. Through December 31, 1996, $5,000,000 has been transferred to Israel primarily in order to finance a portion of the CTP acquisition, and to increase the capital of DSPCI.

8. CREDIT ARRANGEMENTS

As of December 31, 1996, the Company had issued bank guarantees and a letter of credit totaling $2,150,000. The term of the letter of credit is through November 27, 1997.

                                DSP Communications, Inc.

                         Notes to Consolidated Financial Statements

9. STOCKHOLDERS' EQUITY

PREFERRED STOCK

The board of directors has the authority, without any further vote or action by the stockholders, to provide for the issuance of up to 5,000,000 shares of preferred stock from time to time in one or more series with such designations, rights, preferences and limitations as the board of directors may determine, including the consideration received therefore, the number of shares comprising each series, dividend rates, redemption provisions, liquidation preferences, redemption fund provisions, conversion rights and voting rights, all without the approval of the holders of common stock.

SHARE OPTION PLANS

1995 EMPLOYEE AND CONSULTANT STOCK PLAN

DSPC's 1995 Employee and Consultant Stock Plan (the "1995 Plan") provides for
(i) the grant to employees of incentive stock options, (ii) the grant to employees and consultants of DSPC of nonstatutory stock options and (iii) the grant of stock options which comply with the applicable requirements of Israeli law to the extent granted to persons who may be subject to income tax in Israel. A total of 4,800,000 shares of common stock have been reserved for issuance under the 1995 Plan.

Options granted under the 1995 Plan have an exercise price no less than the fair market value of the common stock on the date of grant. The period within which the option may be exercised is determined at the time of grant. In no event may the term of an incentive stock option be longer than ten years.

1996 STOCK OPTION PLAN

DSPC's 1996 Stock Option Plan (the "1996 Plan") provides for (i) the grant to employees of incentive stock options, (ii) the grant to employees, consultants and nonemployee directors of DSPC of nonstatutory stock options, and (iii) the grant of stock options which comply with the applicable requirements of Israeli law to the extent granted to persons who may be subject to income tax in Israel. A total of 3,000,000 shares of common stock have been reserved for issuance under the 1996 Plan.

Options granted under the 1996 Plan have an exercise price no less than the fair market value of the common stock on the date of grant. The period within which the option may be exercised is determined at the time of grant. In no event may the term of an incentive stock option be longer than ten years.

                                DSP Communications, Inc.

                         Notes to Consolidated Financial Statements


9. STOCKHOLDERS' EQUITY (CONTINUED)

SHARE OPTION PLANS (CONTINUED)

1995 DIRECTOR STOCK OPTION PLAN

Each nonemployee director of the Company is entitled to participate in the Company's 1995 Director Stock Option Plan (the "Director Option Plan"). The board of directors and the stockholders have authorized a total of 600,000 shares of common stock for issuance under the Director Option Plan. The Director Option Plan provides for the grant of nonstatutory options to nonemployee directors of the Company.

The Director Option Plan provides that each eligible director shall be granted an option to purchase 32,000 shares of common stock on the later of March 14, 1995 or the date on which the optionee first becomes a director of the Company. Thereafter, beginning on January 1, 1996, each nonemployee director shall be granted an option to purchase 8,000 additional shares of common stock on January 1 of each year if, on such date, he or she shall have served on the Company's board of directors for at least six months.

Options granted under the Director Option Plan have an exercise price equal to the fair market value of the common stock on the date of grant and have a term of ten years, unless terminated sooner upon termination of the optionee's status as a director or otherwise pursuant to the Director Option Plan.

                                DSP Communications, Inc.

                         Notes to Consolidated Financial Statements

9. STOCKHOLDERS' EQUITY (CONTINUED)

SHARE OPTION PLANS (CONTINUED)

A summary of the Company's stock option activity under all option plans, and related information for the years ended December 31 is as follows (in thousands except per share information):

                                1994                  1995                 1996
                          --------------------------------------------------------------
                                      Weighted-            Weighted-           Weighted-
                                      Average              Average             Average
                                      Exercise             Exercise            Exercise
                           Options     Price      Options    Price     Options   Price
                          --------------------------------------------------------------
Outstanding-beginning of
 year                      1,663      $0.06       3,531     $0.99      5,534   $ 2.71
Granted                    2,673      $0.86       3,238     $3.98      4,307   $19.92
Exercised                   (231)     $0.70      (1,068)    $0.87     (2,077)  $ 1.57
Forfeited                   (574)     $0.45        (167)    $2.40       (374)  $ 3.94
                          --------------------------------------------------------------
Outstanding-end of year    3,531      $0.99       5,534     $2.71      7,390   $13.00
                          --------------------------------------------------------------
                          --------------------------------------------------------------
Exercisable at end of year                        1,360                  995

Weighted-average fair
 value of options granted
 during the year                                            $1.75              $11.39


                                DSP Communications, Inc.

                         Notes to Consolidated Financial Statements

9. STOCKHOLDERS' EQUITY (CONTINUED)

SHARE OPTION PLANS (CONTINUED)

The options outstanding at December 31,1996 have been segregated into ranges for additional disclosure as follows (in thousands except per share information):


                          OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
               -----------------------------------------------------------------
                                 WEIGHTED-                 OPTIONS
                   OPTIONS        AVERAGE    WEIGHTED-    CURRENTLY    WEIGHTED-
  RANGE OF      OUTSTANDING AT   REMAINING    AVERAGE    EXERCISABLE   AVERAGE
  EXERCISE       DECEMBER 31,   CONTRACTUAL  EXERCISE   AT DECEMBER 31, EXERCISE
   PRICES           1996           LIFE       PRICE          1996        PRICE
--------------------------------------------------------------------------------
$0.06-$0.08          177           1.6       $  0.06         119        $  0.07
$1.00-$1.27          355           2.2       $  1.13         110        $  1.17
$1.70-$2.50          519           4.3       $  1.95         146        $  2.03
$3.25-$3.88        1,375           3.6       $  3.60         266        $  3.85
$5.00-$6.00          508           3.6       $  5.29         111        $  5.11
$9.44-$10.91         702           4.2       $ 10.06          25        $  9.44
$15.88-$22.75      2,940           5.0       $ 19.28           8        $ 18.25
$24.00-$31.25        814           5.3       $ 28.54         210        $ 24.00
                   -----           ---       -------         ---        -------
$0.06-$31.25       7,390           4.9       $ 13.00         995        $  7.49
                   -----           ---       -------         ---        -------
                   -----           ---       -------         ---        -------

Substantially all options were granted at fair market value in 1996 and 1995. Options to purchase 420,000 shares were granted with an exercise price in excess of the fair market value on the date of grant. The weighted-average exercise price and the weighted-average fair value of these options are $26.00 and $9.08, respectively.

In 1992, options to purchase ordinary shares equivalent to 21,180 common shares, not designated under any option plan, were granted to an employee; 15,000 of these options were canceled in 1994, leaving a balance of 6,180 options outstanding at December 31, 1994. These options were exercised in 1995.

                                DSP Communications, Inc.

                         Notes to Consolidated Financial Statements

9. STOCKHOLDERS' EQUITY (CONTINUED)

SHARE OPTION PLANS (CONTINUED)

1995 EMPLOYEE STOCK PURCHASE PLAN

DSPC has reserved 2,000,000 shares of common stock for issuance under the 1995 Employee Stock Purchase Plan (the "1995 Purchase Plan"). Under the 1995 Purchase Plan, eligible employees are permitted to purchase shares of common stock at the end of each six month purchase period during a two year offering period (the "Offering Period"), through payroll deductions not exceeding 10% of an employee's compensation. The price per share is equal to 85% of the fair market value of the common stock on the first day of the Offering Period or on the last day of the applicable purchase period, whichever is lower.

PRO FORMA DISCLOSURES

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes pricing model with a graded vesting approach with the following assumptions for 1995 and 1996 respectively: risk-free interest rates from 5.0% to 7.0%; no dividend yield; volatility factor of the expected market price of the Company's common stock of 0.65 for both years; and a weighted-average expected life of the option of 2.5 years for both years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                                DSP Communications, Inc.

                         Notes to Consolidated Financial Statements

9. STOCKHOLDERS' EQUITY (CONTINUED)

PRO FORMA DISCLOSURES (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings (loss) per share information):


                                         1996             1995
                                     --------------------------------
Pro forma net income (loss)             $15,194          $(3,452)
Pro forma net income (loss) per share   $  0.34          $ (0.11)

Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully realized until 1998.

COMMON STOCK RESERVED FOR FUTURE ISSUANCE

As of December 31, 1996, approximately 12,000,000 shares of common stock are reserved for future issuance upon exercise of share options under the Company's stock option and stock purchase plans.

10. INCOME TAXES

The tax provision consists of the following for the years ended December 31 (in thousands):


                                    1996              1995              1994
                              --------------------------------------------------
Current:
 Federal                            $  630          $    -              $  -
 State                                 170               -                 -
 Israel                              2,770           1,115               110
                              --------------------------------------------------
                                     3,570           1,115               110

Deferred:
 Federal                              (183)              -                 -
 Israel                               (279)              -                 -
                              --------------------------------------------------
                                      (462)              -                 -
                              --------------------------------------------------
Provision for income taxes          $3,108          $1,115              $110
                              --------------------------------------------------
                              --------------------------------------------------

                                DSP Communications, Inc.

                         Notes to Consolidated Financial Statements

10. INCOME TAXES (CONTINUED)

Pretax income (loss) from foreign operations was $24,655,000 in 1996, $(164,000) in 1995, and $3,237,000 in 1994.

The tax benefits resulting from the exercise of nonqualified stock options and the disqualifying dispositions of shares acquired under the Company's incentive stock option plans reduced taxes payable by $1,617,000 in 1996. Such benefit was credited to additional paid-in capital.

A reconciliation between DSPC's effective tax rate and the United States ("U.S.") statutory rate (35%) is as follows (in thousands):


                                              DECEMBER 31,
                             ------------------------------------------------
                                  1996           1995           1994
                             ------------------------------------------------
Tax (benefit) at U.S.
 statutory rate                  $ 8,700       $   (435)      $   820
Operating losses utilized              -              -          (289)
Valuation of temporary
 differences                        (163)           399             -
Lower effective tax
 rate of Israel                   (7,656)        (2,209)         (421)
Charge for acquired Israeli
 in-process technology                 -          3,360             -
Unbenefited foreign losses         1,518              -             -
State taxes, net of federal
 benefit                             110              -             -
Other                                599              -             -
                              --------------------------------------------------
Provision for income taxes       $ 3,108        $ 1,115       $   110
                              --------------------------------------------------
                              --------------------------------------------------

                                DSP Communications, Inc.

                         Notes to Consolidated Financial Statements

10. INCOME TAXES (CONTINUED)

Significant components of DSPC's deferred tax assets for U.S. federal, state and Israel income taxes are as follows at December 31 (in thousands):


                                               1996               1995
                                     ----------------------------------------
Deferred tax assets:
 Net operating loss carryforwards       $    6,178            $   694
 Accruals and reserves not currently
  deductible                                   535                 20
 Foreign tax credits                           484                  -
 Capitalized research and development          409                 89
 Capitalized license fee                         -                497
 Other                                          97                  2
                                     ----------------------------------------
Total deferred tax assets                    7,703              1,302
 Valuation allowance                        (5,624)            (1,302)
                                     ----------------------------------------
Total deferred tax assets                  $ 2,079             $    -
                                     ----------------------------------------
                                     ----------------------------------------


Of the valuation allowance as of December 31, 1996, $4,331,000 is related to the benefits of stock options, which will be credited to paid-in capital when realized.

As of December 31, 1996, DSPC has U.S. federal and state and Israel net operating loss carryforwards of approximately $15,600,000, $8,100,000 and $3,500,000 respectively. The federal and state net operating loss carryforwards will expire beginning in years 2000 through 2011 if not utilized. The Israeli loss carryforwards have no expiration date.

Net undistributed earnings of the Israeli subsidiaries amounted to approximately $21,300,000 at December 31, 1996. Those earnings are considered to be indefinitely reinvested, and accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and additional Israeli corporate income and withholding taxes. Withholding taxes of approximately $3,750,000 would be payable upon remittance of all previously unremitted net earnings at December 31, 1996.

                                DSP Communications, Inc.

                         Notes to Consolidated Financial Statements

10. INCOME TAXES (CONTINUED)

The Approved Enterprise status was granted according to several investment plans and will allow the Israeli subsidiaries a two to four year tax holiday on undistributed earnings and a corporate tax rate of 10% to 25% for an additional six to eight years on each of the investment plan's proportionate share of income.

The per share benefit of the Israeli tax holiday was $0.17 for 1996, $0.70 for 1995 and $0.01 for 1994.

11. RELATED PARTY TRANSACTION

In prior years, DSP Telecom entered into technology licensing, engineering, and marketing arrangements and had transactions with DSP Group, Inc. a Delaware corporation, and its subsidiaries ("DSP Group"). DSP Group was DSP Telecom's parent, prior to the Reorganization in 1995, and is primarily engaged in the development of DSP-based software for digital speech products. One of DSPC's former directors is DSP Group's chairman of the board.

Pursuant to these arrangements and transactions, the Company performed certain contract engineering, research and development, sales and marketing, and general and administrative services for, and received certain research and development, sales and marketing, and general and administrative services from DSP Group, amounting to approximately none and $64,000, respectively, in 1996, $183,000 and $1,135,000, respectively, in 1995 and $370,000 and $713,000, respectively, in 1994.

Currently, the Company has a license agreement with DSP Group, which gives DSPC rights to develop five integrated circuits using DSP Group's current generation digital signal processor technology.

DSPC performed certain technology development services for a former, significant stockholder in the amounts of $112,500 in 1996, $710,000 in 1995 and $225,000 in 1994. DSPC also sold chipsets to the same former, significant stockholder. Product revenues from such transactions amounted to $6,260,000, $8,379,000 and $3,690,000 in 1996, 1995, and 1994, respectively. Management believes that the transactions with the former stockholder were at arms-length.

                                DSP Communications, Inc.

                         Notes to Consolidated Financial Statements

11. RELATED PARTY TRANSACTION (CONTINUED)

In the normal course of business, DSPC provided officers and employees loans, which amounted to an aggregate of $319,000 at December 31, 1996.

12. INDUSTRY SEGMENT REPORTING

DSPC and its subsidiaries operate in one industry segment, principally the development and marketing of integrated circuits for the wireless communications market. Operations in Israel include research, development and sales.

Operations in the U.S. include marketing and sales. The following is a summary of operations within geographic areas for the years ended December 31 (in thousands):


                              1996           1995          1994
                        ------------------------------------------
Revenues from
 unaffiliated
 customers:
 United States              $  2,711        $ 1,066      $   869
 Europe                            -            167          538
 Israel                        1,917            525          247
 Japan                        83,771         38,517       14,307
 Others                          500            592            5
                        ------------------------------------------
                            $ 88,899        $40,867      $15,966
                        ------------------------------------------
Income (loss) before
 provision for income
 taxes (including
 intercompany amounts):
 United States              $    203        $(1,079)     $  (894)
 Israel                       24,655           (164)       3,237
                        ------------------------------------------
                            $ 24,858        $(1,243)     $ 2,343
                        ------------------------------------------
Identifiable assets:
 United States              $105,587        $31,637      $   570
 Israel                       51,107         20,365       11,722
 Eliminations                 (1,340)        (7,883)      (1,264)
                        ------------------------------------------
                            $155,354        $44,119      $11,028
                        ------------------------------------------
                        ------------------------------------------

In 1996, 1995 and 1994 sales of chip sets through one distributor accounted for 91%, 89% and 84% of total revenues, respectively.

                            DSP COMMUNICATIONS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


          Col. A            Col. B             Col. C              Col. D         Col. E
-----------------------  ------------  -----------------------   ----------    ------------
                                              Additions
                                       -----------------------
                                                     Charged to
                         Balance at    Charged to    Other
                         Beginning of  Costs and     Accounts    Deductions    Balance at
Descriptions             Period        Expenses      Describe    Describe      End of Period
------------             ------------  -----------   ----------- ----------    -------------
 Allowance for Doubtful
   Accounts

 Years Ended:

 December 31, 1994 ...... $ 65,000       $       --     $  --    $(15,000)(1)  $   50,000

 December 31, 1995 ...... $ 50,000       $   89,000     $  --    $     --      $  139,000

 December 31, 1996 ...... $139,000       $       --     $  --    $( 7,000)(1)  $  132,000

 Warranty Reserve:

 Years Ended:

 December 31, 1994 ...... $ 53,000       $  372,000     $  --    $     --      $  425,000

 December 31, 1995 ...... $425,000       $  382,000     $  --    $     --      $  807,000

 December 31, 1996 ...... $807,000       $2,262,000     $  --    $     --      $3,069,000


(1) Estimated Allowance reduced as a result of a lower outstanding accounts receivable balance.