Form 10-Q
period 1997-03-31
DSP COMMUNICATIONS INC
filed 1997-05-15
CIK 934545

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1997
                               --------------
                    or

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to ____________


                        Commission File Number 0-25622
                                               -------

                           DSP  COMMUNICATIONS, INC.
                           -------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                               77-0389180
         --------                               ----------
(State or other jurisdiction of    (I.R.S. Employer Identification Number)
 incorporation or organization)

      20300 Stevens Creek Boulevard, Cupertino, California    95014
      --------------------------------------------------------------
         (Address of Principal Executive Offices)          (Zip Code)

      Registrant's telephone number, including area code  (408) 777-2700
                                                          --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---      ---
As of May 6, 1997, there were 43,043,586 shares of Common Stock ($.001 per value) outstanding.

                                        INDEX


                               DSP COMMUNICATIONS, INC.



                                                                Page No.
                                                                -------

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements (Unaudited)

        Condensed consolidated balance sheets-March 31, 1997
        and December 31, 1996 ..................................     3

        Condensed consolidated income statements-Quarter
        ended March 31, 1997 and 1996...........................     4

        Condensed consolidated statements of cash flows-Quarter
        ended March 31, 1997 and 1996...........................     5

        Notes to condensed consolidated financial statements-
        March 31, 1997   .......................................     6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations    ...........................     7



PART II. OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings    ...................................    15

Item 2. Changes in Securities  .................................    15

Item 3. Defaults upon Senior Securities.........................    15

Item 4. Submission of Matters to a Vote of Security Holders  ...    15

Item 5. Other Information    ...................................    16

Item 6. Exhibits and Reports on Form 8-K   .....................    16



SIGNATURE   ....................................................    17

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              DSP COMMUNICATIONS, INC.
                             CONSOLIDATED BALANCE SHEETS
                             (U.S. DOLLARS IN THOUSANDS)


                                                MARCH 31,      DECEMBER 31,
                                                 1 9 9 7         1 9 9 6
                                                 -------         -------
                                               (Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents                       $     83,439   $      77,799
Short term investments                                56,503          59,034
Trade accounts receivable                             10,632           7,054
Other current assets                                   3,220           3,373
                                                ------------   -------------
 Total current assets                                153,794         147,260

Property and Equipment, net                            3,821           3,565

Goodwill                                               1,764           1,887

Other Assets                                           2,557           2,642
                                                ------------   -------------
                                                $    161,936    $    155,354
                                                ------------   -------------
                                                ------------   -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                             $        4,655  $        3,747

Accrued compensation and benefits                     2,667           3,233
Other accrued liabilities                             9,115           8,560
Deferred income                                         448           2,490
                                                ------------   -------------
 Total current liabilities                           16,885          18,030

Other Liabilities                                       530             480

STOCKHOLDERS' EQUITY

Common stock                                             45              44
Additional paid-in capital                          128,776         127,226
Accumulated earnings                                 15,700           9,574
                                                ------------   -------------
 Total stockholders' equity                         144,521         136,844
                                                ------------   -------------
                                                $   161,936    $    155,354
                                                ------------   -------------
                                                ------------   -------------


See Notes to Condensed Consolidated Financial Statements

Note 1: The balance sheet at December 31, 1996 has been derived from audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                           DSP COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
         (U.S. DOLLARS AND SHARES IN THOUSANDS EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                                   THREE          THREE
                                                MONTHS ENDED   MONTHS ENDED
                                                   MARCH 31,     MARCH 31,
                                                 1  9  9  7     1  9  9  6
                                                 ----------     ----------
REVENUES
Product                                        $     18,685   $      16,124
Technology development                                1,617           1,198
                                               ------------   -------------
 Total revenues                                      20,302          17,322


COST OF REVENUES
Product                                              10,046           9,212
Technology development                                1,006             858
                                               ------------   -------------
 Total cost of revenues                              11,052          10,070
                                               ------------   -------------
Gross profit                                          9,250           7,252


OPERATING EXPENSES
Research and development                              1,443           1,007
Sales and marketing                                     929             880
General and administrative                            1,752           1,655
                                               ------------   -------------
                                                      4,124           3,542
                                               ------------   -------------
Operating income                                      5,126           3,710

Other Income                                          1,875             375
                                               ------------   -------------
Income before provision
  for income taxes                                    7,001           4,085

Provision for income taxes                              875             510
                                               ------------   -------------
Net income                                     $      6,126   $       3,575
                                               ------------   -------------
                                               ------------   -------------

Net income per share                           $       0.13   $        0.09
                                               ------------   -------------
                                               ------------   -------------

Shares used in computing
 net income per share                               47,397          40,492
                                               ------------   -------------
                                               ------------   -------------


See Notes to Condensed Consolidated Financial Statements

                           DSP COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (US DOLLARS IN THOUSANDS)
                                 (UNAUDITED)
                                                   THREE          THREE
                                                MONTHS ENDED   MONTHS ENDED
                                                   MARCH 31,     MARCH 31,
                                                 1  9  9  7     1  9  9  6
                                                 ----------     ----------
OPERATING ACTIVITIES:
Net income for the period                      $     6,126    $       3,575
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
Depreciation and amortization                          530             380

Gain from sales of short term investments               --            (141)
Compensation expenses related to shares issued
  in a subsidiary                                       50              30
Changes in operating assets and liabilities:
   Trade accounts receivable                        (3,578)          3,618
   Other current assets                                153            (133)
   Accounts payable                                    986             362
   Accrued compensation and benefits                  (566)           (173)
   Deferred income                                  (2,042)            758
   Other accrued liabilities                           555             501
                                               ------------   -------------
Net cash provided   by operating activities          2,214           8,777
                                               ------------   -------------

INVESTING ACTIVITIES:
Cash purchases of equipment                           (656)           (717)
Proceeds from sales of equipment                       - -               6
Purchases of short term investments                (17,010)         (6,291)
Sales of short term investments                     19,429           5,628
                                               ------------   -------------
Net cash provided by (used in)
  investing activities                               1,763          (1,374)
                                               ------------   -------------
FINANCING ACTIVITIES:
Issuance of common stock for cash                    1,663             771
                                               ------------   -------------

Net cash provided by financing activities            1,663             771
                                               ------------   -------------

Increase in cash and cash equivalents                5,640           8,174
Cash and Cash equivalents
  at beginning of period                            77,799          10,292
                                               ------------   -------------
Cash and cash equivalents at
  end of period                                $    83,439    $     18,466
                                               ------------   -------------
                                               ------------   -------------


See Notes to Condensed Consolidated Financial Statements

                           DSP COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DSP Communications, Inc. ("DSPC" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

2.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the quarters ended March 31, 1997 and 1996 to $0.14 and $0.10 per share, respectively. The impact of Statement No. 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

3.  SUBSEQUENT EVENTS

In April 1997, the Company's Board of Directors approved open-market share repurchase programs pursuant to which the Company, from time to time and at management's discretion, was authorized to purchase up to an aggregate of four million shares of the Company's Common Stock (equal to approximately 9% of the approximately 45 million shares that were outstanding immediately prior to the commencement of the repurchase programs) in open-market transactions. As of May 9, 1997, the Company had completed the repurchase of approximately 3.4 million shares, at purchase prices ranging from $6.875 to $9.563 per share.

On March 6, 1997, the Board of Directors adopted a share option repricing program pursuant to which options to purchase an aggregate of 4,322,500 shares of common stock, held by employees under the Company's stock option plans, may be repriced, subject to acceptance by the optionees, as follows: options held by employees who are not officers of the Company would be repriced to the fair market value of the common stock on March 6, 1997, which price was $9.875 per share, and options held by officers of the Company would be repriced to $10.875 per share. The offer to participate in the repricing program was made by the Company to optionees in April 1997, and as of May 9, 1997, optionees holding over 80% of the eligible options have notified the Company of their acceptance of the offer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW

The following information should be read in conjunction with the consolidated condensed interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The matters addressed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, with the exception of the historical information presented, contain forward-looking statements involving risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading "Certain Factors That
May Affect Future Results" following this Management's Discussion and
Analysis section, and elsewhere in this report.


RESULTS OF OPERATIONS

The following table sets forth the percentage relationships of certain items from the Company's consolidated statements of operations as a percentage of total revenues :

                                                Quarter ended
                                                   March 31,
                                             1997             1996
                                           -------------------------
Revenues:
Product                                      92.0%           93.1%
Technology development                        8.0             6.9
                                           -------------------------
Total revenues                              100.0           100.0
Cost of Revenues  :
   Product                                   49.5            53.2
   Technology development                     5.0             4.9
                                           -------------------------
               Total cost of revenues        54.5            58.1
                                           -------------------------
Gross profit                                 45.5            41.9
Operating Expenses:
   Research and development                   7.1             5.8
   Sales and marketing                        4.6             5.1
   General and administrative                 8.6             9.6
                                           -------------------------
               Total operating expenses      20.3            20.5
                                           -------------------------
Operating income                             25.2            21.4
Other income                                  9.2             2.2
                                           -------------------------
Income before provision for income taxes     34.4            23.6
Provision for income taxes                   (4.3)           (2.9)
                                           -------------------------
Net income                                   30.1%           20.7%
                                           -------------------------
                                           -------------------------
                                       7

REVENUES

PRODUCT: Product revenues increased to $18.7 million in the first quarter of 1997 from $16.1 million in the first quarter of 1996. Product revenues consist primarily of baseband chip sets for digital cellular telephones. Revenues from sales to distributors are recognized at the time the products are shipped by the distributor to the original equipment manufacturer ("OEM") customer. Other product revenues are recorded when products are shipped to customers.

TECHNOLOGY DEVELOPMENT AND OTHER: Technology development revenues increased to $1.6 million in the first quarter of 1997 from $1.2 million in the first quarter of 1996. The Company's technology development revenues fluctuate, and may continue to fluctuate, depending on the number and size of technology development agreements and the timing of related milestones and deliverables.

Technology development revenues increased following the initiation and/or completion of contracts for development and support of products for PDC, TDMA and CDMA applications.

GROSS PROFIT

Gross profit in the first quarter of 1997 was $9.3 million (45.5% of revenues) compared to $7.3 million (41.9% of revenues) in the first quarter of 1996.

The effect of a decrease in sales prices of the Company's chip sets has been offset by cost reductions received from the Company's suppliers due to increased order volumes and by the fact that in the second quarter of 1996 the Company completed its obligations to pay royalties to the Chief Scientist of the Israeli Ministry of Trade and Industry on grants relating to products currently being marketed by the Company. Sales of wireless private branch exchange ("PBX") systems of the Company's subsidiary, CTP Systems, Ltd. ("CTP Systems"), to Beta sites were made in small quantities in 1996 and resulted in negative margins. In the first quarter of 1997, the Company commenced commercial sales of PBX systems in low volumes. Such sales resulted in positive but relatively low margins. The Company expects that it will continue to experience relatively low margins on low volume initial sales of these wireless PBX systems until higher volume sales are achieved. Higher volume sales are anticipated during the second half of 1997.

The Company anticipates that the average sales prices of chip sets may continue to decrease as a result of volume discounts and price pressures, which would increase the cost of products sold as a percentage of product revenues; however, any such price decreases may be offset to a certain extent by further cost reductions from suppliers if the Company's order volumes increase.

The costs incurred on technology development varies from quarter to quarter depending on the similarity or diversity of the products and technologies developed, and as contractual milestones are achieved.

The Company entered into dollar/yen option transactions in order to hedge against the increase in value of the US dollar against the yen and to decrease exposure to currency-driven sales price pressure.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased to $1.4 million in the first quarter of 1997 from $1.0 million in the first quarter of 1996. The increases were a result of increases in research and development activities during those periods, and due to the growth in the number of engineering personnel. As percentage of total revenues, research and development expenses increased to 7.1% in the first quarter of 1997, from 5.8% in the first quarter of 1996. The Company expects that its research and development expenses will increase in the future, in absolute dollars.

The Company records software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." To date, the Company has expensed all of its software costs.

SALES AND MARKETING EXPENSES

Sales and Marketing expenses increased to $0.93 million (4.6% of revenues) in the first quarter of 1997 from $0.88 million (5.1% of revenues) in the first quarter of 1996. The increase reflects primarily the growth of sales and marketing staff at the Company's headquarters in Cupertino, California, and its Tokyo offices, increased participation at trade exhibitions, and increased promotion and marketing research activities.

GENERAL AND ADMINISTRATIVE EXPENSES

General and Administrative expenses were $1.8 million (8.6% of revenues) in the first quarter of 1997 compared to $1.7 million (9.6% of revenues) in the first quarter of 1996.

General and Administrative expenses increased, in absolute dollars, as a result of increased staffing levels at the Cupertino, California headquarters and at the facilities of DSPC Israel Ltd. ("DSPCI"), an Israeli subsidiary of the Company, increased facility expenses, and increased administration expenses and fees.

OTHER INCOME

Other income includes net interest income, investment income, and foreign currency remeasurement gains and losses and other expenses. Other income in the first quarter of 1997 was $1.9 million compared to $0.4 million in the first quarter of 1996.

Other income in the first quarter of 1997 was generated primarily from interest and realized gains on the Company's cash and investment balances, including the proceeds from the initial public offering ("IPO") completed in March 1995, and from the follow-on offerings completed in June 1995, and April 1996.

PROVISION FOR INCOME TAXES

The Company's effective tax rate was 12.5% for the first quarters of 1996 and 1997. The effective tax rate is substantially below the federal statutory rate primarily due to the tax benefits achieved by the status of certain of the Company's Israeli subsidiaries as "Approved Enterprises" granted by the State of Israel, which provides for a tax holiday or a reduced corporate tax rate of 10% on the Company's undistributed Israeli earnings.

The Company believes its effective income tax rate will increase in the future due to the utilization of its Israeli net operating loss carryforwards, the elimination over time of the tax benefits awarded with Approved Enterprise status, and potential increases in U.S. tax due to the rules regarding controlled foreign corporations ("CFC"). Losses incurred by the Company or any of its subsidiaries in one country generally will not be deductible by entities in other countries in the calculation of their respective local taxes. In addition, losses generated by one Israeli entity will not offset income generated by another Israeli entity. Therefore, losses incurred by one Israeli entity or a combined loss of the U.S. entities will increase the Company's effective tax rate.

FOREIGN CURRENCY TRANSACTIONS

Substantially all of the Company's sales and a substantial portion of its costs are denominated in United States dollars. Since the dollar is the primary currency in the economic environment in which the Company operates, the dollar is its functional currency, and, accordingly, monetary accounts maintained in currencies other than the dollar (principally cash, and liabilities) are remeasured using the foreign exchange rate at the balance sheet date. Operational accounts and nonmonetary balance sheet accounts are remeasured and recorded at the rate in effect at the date of the transaction. The effects of foreign currency remeasurement are reported in current operations, and have been immaterial to date.

IMPACT OF INFLATION

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities provided cash of $2.2 million in the first quarter of 1997 and $8.8 million in the first quarter of 1996. Net cash provided from operations in the first quarter of 1997 was comprised primarily of net income, an increase in current liabilities, and a increase in trade accounts receivable. Trade accounts receivable increased to $10.6 million at March 31, 1997 due to the timing of shipments and payments.

The Company's investing activities, other than purchases of and proceeds from, short-term investments, have consisted of expenditures for fixed assets which totaled $0.66 million in the first quarter of 1997.

In obtaining approval of the Company's Reorganization from Israeli tax authorities, which was completed immediately before the closing of the IPO in March 1995, the Company agreed to invest in activities in Israel in an amount of not less than $9.0 million out of the proceeds of the IPO within three years after the IPO. In October 1995 the Company completed the acquisition of CTP, for $13.6 million in cash. In 1995 the Company transferred $4.5 million out of the IPO proceeds to Israel in order to finance a part of the CTP acquisition, and in 1996 a further $0.5 million to increase the capital of DSPC Israel, Ltd.

As of March 31, 1997, the Company had $139.9 million of cash, cash equivalents and short-term investments. As of May 9, 1997 the Company had repurchased approximately 3.4 million shares of its Common Stock in its share repurchase program at prices ranging from $6.875 to $9.563 per share, using an aggregate of approximately $26 million. The Company believes that its existing cash, cash equivalents and short-term investment balances, will be sufficient to meet its cash requirements for at least the next twelve months.

While operating activities may provide cash in certain periods, to the extent the Company may experience growth in the future, the Company anticipates that its operating and investing activities may use cash and consequently, such growth may require the Company to obtain additional sources of financing. The Company may also from time to time consider the acquisition of complimentary businesses, projects or technologies which may require additional financing or require the use of a significant portion of its existing cash.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

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

      REDUCED VISIBILITY; DECREASED BACKLOG. Over the past year, the period of time between the receipt of orders for the Company's products and the date requested by OEM customers for shipment of products has been reduced, due primarily to increased competition among OEMs in the Japanese wireless handset market and to an increase in the supply of integrated circuits. This reduced lead time has resulted in decreased backlog levels and has decreased the time period for which the Company is able to estimate future product demand. The Company anticipates that the market for its baseband chip sets will continue to be characterized by short-term order and shipment schedules.
 Accordingly, since the Company's revenue expectations and planned operating expenses are in large part based on these estimates rather than on firm customer orders, the Company's quarterly operating results could be materially adversely affected if orders and revenues do not meet expectations.

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

      UNCERTAINTIES RELATED TO DEVELOPMENT, PRODUCTION AND MARKETING OF CDMA-BASED PRODUCT. The Company is currently developing a baseband chip set for CDMA products pursuant to a license agreement with Qualcomm for CDMA technology. Although the Company expects to complete successfully the development of this chip set and to deliver the product, there can be no assurance that the development work will be successfully completed, or that completion of development will not be delayed. To date, there has been only limited deployment of CDMA-based digital cellular networks, and the success of the Company in marketing its CDMA-based chip set will be dependent on, among other things, the success of the CDMA standard and growth of the CDMA subscriber population. There can be no assurance that the CDMA standard will be widely adopted or that the CDMA-based chip set will be successful in the marketplace. Sales of the Company's CDMA-based products will also be dependent on the success of the Company's OEM customers in completing their development of CDMA-based handsets in a timely manner and in successfully competing in the CDMA-based handset market. In addition, the Company intends to use independent foundries to manufacture the product, and there can be no assurance that this chip set will be able to be manufactured in a timely manner, in commercial quantities and at reasonable cost. If the Company is unable, for technological or other reasons, to develop, introduce and manufacture in a timely manner the CDMA-based chip set and to market the product successfully, or if the Company's OEMs are unable successfully to develop and market their products, the Company's business and results of operations could be materially and adversely affected.

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

      RELIANCE ON INTERNATIONAL OPERATIONS; RISKS OF OPERATIONS IN ISRAEL. The Company is subject to the risks of doing business internationally, including unexpected changes in regulatory requirements; fluctuations in the exchange rate for the United States dollar; imposition of tariffs and other barriers and restrictions; and the burdens of complying with a variety of foreign laws. The Company is also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. In particular, the Company's principal research and development facilities are located in the State of Israel and, as a result, as of March 31, 1997, 138 of the Company's 157 employees were located in Israel, including all of the Company's research and development personnel. Therefore, the Company is directly affected by the political, economic and military conditions to which that country is subject. In addition, many of the Company's expenses in Israel are paid in Israeli currency, thereby also subjecting the Company to foreign currency fluctuations and to economic pressures resulting from Israel's generally high rate of inflation. The rate of inflation in Israel for 1995 and 1996 was 8.1% and 10.6%, respectively. While substantially all of the Company's sales and expenses are denominated in United States dollars, a portion of the Company's expenses are denominated in Israeli shekels. The Company's primary expense paid in Israeli currency is Israeli-based employee salaries. As a result, an increase in the value of Israeli currency in comparison to the United States dollar could increase the cost of technology development, research and development expenses and general and administrative expenses. There can be no assurance that currency fluctuations, changes in the rate of inflation in Israel or any of the other aforementioned factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

      None.


ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

      None.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.        OTHER INFORMATION

In April 1997, the Company's Board of Directors approved open-market share repurchase programs pursuant to which the Company, from time to time and at management's discretion, was authorized to purchase up to an aggregate of four million shares of the Company's Common Stock (equal to approximately 9% of the approximately 45 million shares that were outstanding immediately prior to the commencement of the repurchase programs) in open-market transactions. As of May 9, 1997, the Company had completed the repurchase of approximately 3.4 million shares, at purchase prices ranging from $6.875 to $9.563 per share.

On March 6, 1997, the Board of Directors adopted a share option repricing program pursuant to which options to purchase an aggregate of 4,322,500 shares of common stock, held by employees under the Company's stock option plans, may be repriced, subject to acceptance by the optionees, as follows: options held by employees who are not officers of the Company would be repriced to the fair market value of the common stock on March 6, 1997, which price was $9.875 per share, and options held by officers of the Company would be repriced to $10.875 per share. The offer to participate in the repricing program was made by the Company to optionees in April 1997, and as of May 9, 1997, optionees holding over 80% of the eligible options have notified the Company of their acceptance of the offer.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

               27   Financial Data Schedule

               (b)  Reports on Form 8-K

                    None.

                              SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 12, 1997


DSP COMMUNICATIONS, INC.



By:  /s/Gerald Dogon
------------------------------------------------------------------
Gerald Dogon, Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)