Form 10-Q
period 1997-06-30
DSP COMMUNICATIONS INC
filed 1997-08-13
CIK 934545

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q


(Mark One)

         ( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarterly Period Ended  JUNE 30, 1997
                                                    -------------

                                          or

         (    )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from             to
                                             -----------    ------------


                            Commission File Number 0-25622
                                                   -------

                             DSP  COMMUNICATIONS ,  INC.
                             ---------------------------
                (Exact name of registrant as specified in its charter)

         Delaware                                     77-0389180
         --------                                     ----------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
 incorporation or organization)

        20300 Stevens Creek Boulevard, Cupertino, California        95014
        ------------------------------------------------------------------
        (Address of Principal Executive Offices)                 (Zip Code)

          Registrant's telephone number, including area code  (408) 777-2700
                                                              --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        ------    ----


As of August 6, 1997, there were 39,613,727 shares of Common Stock ($.001 per value) outstanding.

                                        INDEX

                               DSP COMMUNICATIONS, INC.



                                                                       Page No.
                                                                       --------


PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements (Unaudited)

    Condensed consolidated balance sheets-June 30, 1997
     and December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . .   3

    Condensed consolidated statements of operations-quarter
     ended June 30, 1997 and 1996, and six months
     ended June 30, 1997 and 1996. . . . . . . . . . . . . . . . . . . . .   4

    Condensed consolidated statements of cash flows-six months
     ended June 30, 1997 and 1996. . . . . . . . . . . . . . . . . . . . .   5

    Notes to condensed consolidated financial statements-
     June 30, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

Item 2. Management's Discussion and Analysis of Financial Condition
    and Results of Operations. . . . . . . . . . . . . . . . . . . . . . .   8


PART II. OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .  18

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . . . . .  18

Item 3. Defaults upon Senior Securities. . . . . . . . . . . . . . . . . .  18

Item 4. Submission of Matters to a Vote of Security Holders. . . . . . . .  18

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . . . .  19

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .  19


SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               DSP COMMUNICATIONS, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                             (U.S. DOLLARS IN THOUSANDS)


                                                JUNE 30,      DECEMBER 31,
                                                1 9 9 7         1 9 9 6
                                                -------         -------
                                              (Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                       $  58,091      $  77,799
Short term investments                             34,990         59,034
Trade accounts receivable                           6,352          7,054
Other current assets                                5,175          3,373
                                                ---------      ---------
 Total current assets                             104,608        147,260

Property and Equipment, net                         4,147          3,565

Goodwill                                            1,641          1,887

Other Assets                                        2,472          2,642
                                                ---------      ---------
                                                $ 112,868      $ 155,354
                                                ---------      ---------
                                                ---------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                $   4,340      $   3,747
Accrued compensation and benefits                   2,472          3,233
Other accrued liabilities                           8,039          8,560
Deferred income                                       173          2,490
                                                ---------      ---------
 Total current liabilities                         15,024         18,030

Other Liabilities                                     570            480

STOCKHOLDERS' EQUITY

Common stock                                           40             44
Additional paid-in capital                         80,815        127,226
Accumulated earnings                               16,419          9,574
                                                 --------      ---------
 Total stockholders' equity                        97,274        136,844
                                                 --------      ---------
                                                $ 112,868      $ 155,354
                                                ---------      ---------
                                                ---------      ---------

See Notes to Condensed Consolidated Financial Statements

Note 1: The balance sheet at December 31, 1996 has been derived from audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                               DSP COMMUNICATIONS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         (U.S. DOLLARS AND SHARES IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                      THREE         THREE            SIX            SIX
                                  MONTHS ENDED   MONTHS ENDED   MONTHS ENDED    MONTHS ENDED
                                     JUNE 30,      JUNE 30,       JUNE 30,        JUNE 30,
                                     1 9 9 7       1 9 9 6        1 9 9 7         1 9 9 6
                                     -------      -------         -------         -------

REVENUES
Product                             $  8,094      $  19,595       $ 26,779       $ 35,719
Technology development                   594            736          2,211          1,934
                                    --------      ---------       --------       --------
 Total revenues                        8,688         20,331         28,990         37,653


COST OF REVENUES
Product                                3,974         10,610         14,020         19,822
Technology development                 1,204            816          2,210          1,674
                                    --------      ---------       --------       --------

 Total cost of revenues                5,178         11,426         16,230         21,496
                                    --------      ---------       --------       --------
Gross profit                           3,510          8,905         12,760         16,157


OPERATING EXPENSES
Research and development               1,580          1,019          3,023          2,026
Sales and marketing                    1,138            746          2,067          1,626
General and administrative             1,740          1,429          3,492          3,084
                                    --------       --------       --------       --------
                                       4,458          3,194          8,582          6,736
                                    --------       --------       --------       --------
Operating income (Loss)                 (948)         5,711          4,178          9,421

Other Income                           1,769          1,089          3,644          1,464
                                    --------       --------       --------       ---------

Income before provision
 for income taxes                        821          6,800          7,822         10,885

Provision for income taxes               102            850            977          1,360
                                    --------       --------       --------       --------
Net income                          $    719       $  5,950       $  6,845       $  9,525
                                    --------       --------       --------       --------
                                    --------       --------       --------       --------

Net income per share                $   0.02       $   0.13       $   0.15       $   0.22
                                    --------       --------       --------       --------
                                    --------       --------       --------       --------
Shares used in computing
  net income per share                43,736         45,850         45,263         43,172
                                    --------       --------       --------       --------
                                    --------       --------       --------       --------


See Notes to Condensed Consolidated Financial Statements

                               DSP COMMUNICATIONS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (US DOLLARS IN THOUSANDS)
                                     (UNAUDITED)


                                                       SIX             SIX
                                                   MONTHS ENDED   MONTHS ENDED
                                                     JUNE 30,       JUNE  30,
                                                     1 9 9 7         1 9 9 6
                                                   ------------   ------------
OPERATING ACTIVITIES:
Net income for the period                           $  6,845       $  9,525
Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
Depreciation and amortization                          1,078            794

Loss on disposal of equipment                              3              2

Changes in operating assets and liabilities:
    Trade accounts receivable                            702          1,130
    Other current assets                              (1,802)          (801)
    Accounts payable                                     664          1,620
    Accrued compensation and benefits                   (761)           251
    Deferred income                                   (2,317)           843
    Other accrued liabilities                           (431)         1,889
                                                    --------       --------

Net cash provided by operating activities              3,981         15,253
                                                    --------       --------


INVESTING ACTIVITIES:
    Cash purchases of equipment                       (1,326)        (1,446)
    Proceeds from sales of equipment                       8              7
Sales and maturities of short term
  investments, net                                     23,999           --
Purchases of short term investments, net                 --          (37,994)
                                                    ---------      ----------

Net cash provided by (used in) investing
  activities                                           22,681        (39,433)
                                                    ---------      ----------

FINANCING ACTIVITIES:
Issuance of common stock for cash                       1,849         77,891
Repurchase of common stock                            (48,219)          --
                                                    ---------      ---------

Net cash provided by financing activities             (46,370)        77,891
                                                    ---------      ---------

Increase in cash and cash equivalents                 (19,708)        53,711
Cash and Cash equivalents
     at beginning of period                            77,799         10,292
                                                    ---------      ---------

Cash and cash equivalents at
     end of period                                  $  58,091       $ 64,003
                                                    ---------       --------
                                                    ---------       --------


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

2.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in no change in primary earnings per share for the quarter ended June 30, 1997 and an increase in primary earnings per share for the quarter ended June 30, 1996, to $0.14 per share. The impact of Statement No. 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

3.  STOCKHOLDERS' EQUITY

In April and May 1997, the Company's Board of Directors approved share repurchase programs pursuant to which the Company, from time to time and at management's discretion, was authorized to purchase up to an aggregate of 8 million shares of the Company's Common Stock (equal to aproximately 18% of the approximately 45 million shares that were outstanding immediately prior to the commencement of the repurchase programs) in open-market transactions. As of June 30, 1997, the Company had completed the repurchase of 5,480,500 shares, at purchase prices ranging from $6.875 to $11.8625 per share, for an aggregate purchase price of $48.2 million.

On March 6, 1997, the Board of Directors adopted a share option repricing program pursuant to which options to purchase an aggregate of 4,322,500 shares of common stock, held by employees under the Company's stock option plans, were eligible to be repriced, subject to acceptance by the optionees, as follows: options held by employees who were not officers of the Company would be repriced to the fair market value of the common stock on March 6, 1997, which price was $9.875 per share, and options held by officers of the Company would be repriced to $10.875 per share. The offer to participate in the option repricing program was made to the optionees in April 1997, and optionees holding over 92% of the eligible options accepted the offer.

4.  LITIGATION

On May 12, 1997, a class action lawsuit was filed against the Company and several of its officers and directors in the Superior Court of California, Santa Clara County, bearing the caption BERT PERL, ET AL. V. DSP COMMUNICATIONS, INC., DAVIDI GILO, LEWIS S. BROAD, GERALD DOGON, NATHAN HOD, ARNON KOHAVI AND JOSEPH PERL. A second, identical lawsuit, captioned GERSHON SONTAG, ET AL. V. DSP COMMUNICATIONS, INC., ET AL. was filed on May 22, 1997. The complaints, which have been consolidated, allege that the Company and certain of its officers and directors violated California securities laws in connection with certain statements allegedly made during the first quarter of 1997, and seek damages in an unspecified amount, interest, attorney's fees and other costs, and other equitable and injunctive relief. The plaintiffs have requested to have the matter certified as a class action on behalf of certain past and present shareholders of the Company. The Company has demurred to the complaints, and such demurrer is presently pending before the court.

The Company believes that the complaints are without merit and intends to defend these actions vigorously. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation at this time. Any unfavorable outcome of litigation could have an adverse impact on the Company's business, financial condition and results of operations.





                     (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

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

RESULTS OF OPERATIONS

The following table sets forth the percentage relationships of certain items from the Company's consolidated statements of operations as a percentage of total revenues :





                                     Quarter ended               Six  Months Ended
                                        June 30,                      June 30,
                                  1997           1996             1997           1996
                                 ---------------------           ---------------------
Revenues:
  Product                         93.2%          96.4%            92.4%          94.9%
  Technology development           6.8            3.6              7.6            5.1
                                 ---------------------           ---------------------
    Total revenues               100.0          100.0            100.0          100.0
Cost of Revenues:
  Product                         45.7           52.2             48.4           52.6
  Technology development          13.9            4.0              7.6            4.4
                                 --------------------            ---------------------
    Total cost of revenues        59.6           56.2             56.0           57.0
                                 --------------------            ---------------------
Gross profit                      40.4           43.8             44.0           43.0
Operating Expenses:
  Research and development        18.2            5.0             10.4            5.4
  Sales and marketing             13.1            3.7              7.1            4.3
  General and administrative      20.0            7.0             12.0            8.2
                                 --------------------             --------------------
    Total operating expenses      51.3           15.7             29.5           17.9
                                 --------------------             --------------------
Operating income (loss)          (10.9)          28.1             14.5           25.1
Other income                      20.4            5.4             12.5            3.8
                                 --------------------             --------------------
Income before provision
 for income taxes                  9.5           33.5             27.0           28.9
Provision for income taxes        (1.2)          (4.2)            (3.4)          (3.6)
                                 --------------------             --------------------
Net income                         8.3%          29.3%            23.6%          25.3%
                                 --------------------             --------------------
                                 --------------------             --------------------

REVENUES

PRODUCT: Product revenues decreased to $8.1 million in the second quarter of 1997 from $19.6 million in the second quarter of 1996 and to $26.8 million in the six months ended June 30, 1997 from $35.7 million in the first six months of 1996. Product revenues consist primarily of baseband chip sets for digital cellular telephones. The decline in revenues in the second quarter was primarily due to a product transition in the Japanese PDC market. At the end of the second quarter, the Company began shipments of its new PDC chipsets. Revenues from sales to distributors are recognized at the time the products are shipped by the distributor to the original equipment manufacturer ("OEM") customer. Other product revenues are recorded when products are shipped to customers.

TECHNOLOGY DEVELOPMENT AND OTHER: Technology development revenues decreased to $594,000 in the second quarter of 1997 from $736,000 in the second quarter of 1996 and increased to $2.2 million in the six months ended June 30, 1997 from $1.9 million in the first six months of 1996. Technology development revenues were affected in the second quarter by delays in achieving technology milestones in the Code Division Multiple Access ("CDMA") project. It is expected that these milestones will be achieved in the third quarter. The Company's technology development revenues fluctuate, and may continue to fluctuate, depending on the number and size of technology development agreements and the timing of related milestones and deliverables.

GROSS PROFIT

Gross profit in the second quarter of 1997 was $3.5 million (40.4% of revenues) compared to $8.9 million (43.8% of revenues) in the first quarter of 1996. Gross profit in the second quarter was negatively affected by the loss on technology development activities and the effect of these revenues being a greater relative portion of the total revenues than previously experienced. Gross profit in the first half of 1997 was $12.8 million (44.0% of revenues), compared to $16.2 million (43.0% of revenues) in the first half of 1996.

The gross margins on product revenues (primarily from sales of chipsets for the Japanese PDC market) are affected by the changes in the customer mix from quarter to quarter as well as the overall general price reduction. Sales of wireless private branch exchange ("PBX") systems of the Company's subsidiary, CTP Systems, Ltd. ("CTP Systems"), resulted in positive but relatively low margins in the second quarter of 1997. The Company expects that it will continue to experience relatively low margins on low volume sales of these wireless PBX systems until higher volume sales are achieved. Higher volume sales are anticipated towards the end of 1997.

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

From time to time, the Company enters into dollar/yen option transactions in order to hedge against the increase in value of the US dollar against the yen and to decrease exposure to currency-driven sales price pressure.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased to $1.6 million in the second quarter of 1997 from $1.0 million in the second quarter of 1996 and to $3.0 million in the first half of 1997 from $2.0 million in the first half of 1996. The increases were a result of increases in research and development activities during those periods and growth in the number of engineering personnel. As percentage of total revenues, research and development expenses increased to 18.2% in the second quarter of 1997, from 5.0% in the second quarter of 1996, mainly because of the reduced revenues, and to 10.4% from 5.4% in the first half of 1997 and 1996, respectively. The Company expects that its research and development expenses will increase in the future, in absolute dollars.

The Company records software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." To date, the Company has expensed all of its software costs.

SALES AND MARKETING EXPENSES

Sales and marketing expenses increased to $1.1 million (13.1% of revenues) in the second quarter of 1997 from $746,000 (3.7% of revenues) in the second quarter of 1996 and to $2.1 million (7.1% of revenues) in the first half of 1997 from $1.6 million (4.3% of revenues) in the first half of 1996. The increase reflects primarily increased promotion and marketing research activities, and increased expenses at the company's Tokyo offices.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $1.7 million (20.0% of revenues) in the first quarter of 1997 compared to $1.4 million (7.0% of revenues) in the first quarter of 1996 and $3.5 million (12.0% of revenues) in the first half of 1997 compared to $3.1 million (8.2% of revenues) in the first half of 1996.

General and administrative expenses increased, in absolute dollars, as a result of increases in facility expenses, legal and audit fees, insurance and communications expenses.

OTHER INCOME

Other income includes net interest income, investment income, and foreign currency remeasurement gains and losses and other expenses. Other income in the second quarter of 1997 was $1.8 million compared to $1.1 million in the second quarter of 1996 and $3.6 million in the first half of 1997 compared to $1.5 million in the first half of 1996.

Other income in the first six months of 1997 was generated primarily from interest and realized gains on the Company's cash and investment balances. During the second quarter the Company repurchased 5,480,500 shares of its common stock for $48.2 million, and the resulting reduction in cash balances will affect the interest income generated in the third quarter.

PROVISION FOR INCOME TAXES

The Company's effective tax rate was 12.5% for the first half of 1996 and 1997. The effective tax rate is substantially below the federal statutory rate primarily due to the tax benefits achieved by the status of certain of the Company's Israeli subsidiaries as "Approved Enterprises" granted by the State of Israel, which provides for a tax holiday or a reduced corporate tax rate of 10% on the Company's undistributed Israeli earnings.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities provided cash of $4.0 million in the first six months of 1997 and $15.3 million in the first half of 1996. Net cash provided from operations in the first six months of 1997 was comprised primarily of net income, a decrease in current liabilities, and a decrease in trade accounts receivable. Trade accounts receivable decreased to $6.4 million at June 30, 1997 due to the timing of shipments and payments.

The Company's investing and financing activities, other than purchases of and proceeds from, short-term investments, have consisted of expenditures for fixed assets which totaled $1.3 million, and the repurchase of common stock which totaled $48.2 million, in the first six months of 1997.

In obtaining approval of the Company's Reorganization from Israeli tax authorities, which was completed immediately before the closing of the Company's initial public offering ("IPO") in March 1995, the Company agreed to invest in activities in Israel in an amount of not less than $9.0 million out of the proceeds of the IPO within three years after the IPO. In October 1995, the Company completed the acquisition of CTP Systems, for $13.6 million in cash. In 1995, the Company transferred $4.5 million out of the IPO proceeds to Israel in order to finance a part of the CTP Systems acquisition, and in 1996 a further $500,000 to increase the capital of DSPC Israel, Ltd. ("DSPCI"), an Israeli subsidiary of the Company.

As of June 30, 1997, the Company had $93.1 million of cash, cash equivalents and short-term investments. As of June 30, 1997, the Company had repurchased 5,480,500 shares of its Common Stock in its share repurchase program, using an aggregate of approximately $48.2 million. The

Company may from time to time repurchase additional shares of its Common Stock under its share repurchase program. The Company believes that its existing cash, cash equivalents and short-term investment balances, will be sufficient to meet its cash requirements for at least the next twelve months.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

This Form 10-Q contains forward looking statements concerning the Company's future products, expenses, revenue, liquidity and cash needs as well as the Company's plans and strategies. These forward looking statements are based on current expectations, and the Company assumes no obligation to update this information. Numerous factors could cause actual results to differ significantly from the results described in these forward looking statements, including but not limited to the following risk factors.

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

    RELIANCE ON A SINGLE PRODUCT; NEED FOR NEW PRODUCT INTRODUCTIONS. Since December 1993, the Company has relied upon sales from a single product, its baseband chip set for digital cellular telephones for use in Japan, to generate substantially all of its product sales. The Company believes that its success will depend in part on its ability to develop successfully additional products for digital cellular telephones, PCS and wireless PBX applications, and the Company is in the process of developing and introducing new products; however, there can be no assurance that it will be successful in doing so, or that completion of development of products will not be delayed. The success of new products will also depend on, among other things, the ability of the Company to market the products successfully, the growth of the relevant markets for the products, and the success of the Company's OEM customers in completing in a timely manner their development of handsets or other OEM products utilizing the Company's products and in successfully competing in the applicable markets. In addition, the Company will likely use independent foundries to manufacture any such products (with the exception of CTP Systems' PBX products, which are currently manufactured by CTP Systems), and there can be no assurance that the products will be able to be manufactured in a timely manner, in commercial quantities, at reasonable cost, and with acceptable yields and quality standards, particularly with new products, such as the new PDC chip set, that incorporate new manufacturing technology. If the Company is unable, for technological or other reasons, to develop, introduce and manufacture in a timely manner new products and to market them successfully, or if the Company's OEMs are unable successfully to develop and market their products, the Company's business and results of operations could be materially and adversely affected. In addition, the Company anticipates that for the foreseeable future new product introductions may cause significant fluctuations in quarterly operating results.

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

    RELIANCE ON TEXAS INSTRUMENTS AND OTHER THIRD PARTY MANUFACTURERS. All of the Company's integrated circuits are currently fabricated by independent third parties, and the Company intends to continue using independent foundries in the future. To date, the Company has purchased most of the DSP chips for its PDC baseband chip sets for cellular telephones from Texas Instruments Incorporated ("TI"). The Company also buys all of the DSP chips used in the products of CTP Systems from TI. The Company purchases standard DSP chips from TI, and TI embeds the Company's proprietary software algorithms in TI's chips. In addition, the Company currently purchases its DSP chips and its application specific integrated circuits ("ASICs") for its IS-136 D-AMPS chip sets from NEC Corporation ("NEC"); its ASICs for its PDC chip sets from Atmel ES2 and VLSI Technology, Inc. ("VTI"); its ASICs for analog baseband chip sets from TI; and its ASICs for CTP Systems' products from American Microsystems, Inc. ("AMI"). Accordingly, the Company is and will remain dependent on independent foundries, including TI, NEC, AMI, Atmel ES2 and VTI, to achieve acceptable manufacturing yields, to allocate to the Company a sufficient portion of foundry capacity to meet the Company's needs and to offer competitive pricing to the Company. Although the Company has not experienced material quality, allocation or pricing problems to date, if such problems were to arise in the future, they would have a material adverse effect on the Company's business, financial condition and results of operations.

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

    RELIANCE ON INTERNATIONAL OPERATIONS; RISKS OF OPERATIONS IN ISRAEL. The Company is subject to the risks of doing business internationally, including unexpected changes in regulatory requirements; fluctuations in the exchange rate for the United States dollar; imposition of tariffs and other barriers and restrictions; and the burdens of complying with a variety of foreign laws. The Company is also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. In particular, the Company's principal research and development facilities are located in the State of Israel and, as a result, as of June 30, 1997, 148 of the Company's 168 employees were located in Israel, including all of the Company's research and development personnel. Therefore, the Company is directly affected by the political, economic and military conditions to which that country is subject. In addition, many of the Company's expenses in Israel are paid in Israeli currency, thereby also subjecting the Company to foreign currency fluctuations and to economic pressures resulting from Israel's generally high rate of inflation. The rate of inflation in Israel for 1995 and 1996 was 8.1% and 10.6%, respectively. While substantially all of the Company's sales and expenses are denominated in United States dollars, a portion of the Company's expenses are denominated in Israeli shekels. The Company's primary expense paid in Israeli currency is Israeli-based employee salaries. As a result, an increase in the value of Israeli currency in comparison to the United States dollar could increase the cost of technology development, research and development expenses and general and administrative expenses. There can be no assurance that currency fluctuations, changes in the rate of inflation in Israel or any of the other aforementioned factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

    OPERATIONAL RISKS ASSOCIATED WITH CTP SYSTEMS. On October 26, 1995, the Company acquired for $14.1 million CTP Systems, a developer and manufacturer of wireless PBX systems and other low-mobility wireless communications applications. CTP Systems began commercial shipments of wireless PBX equipment to two OEM customers in the fourth quarter of 1996, and the PBX system is currently in Beta testing with other OEMs, which may identify quality or operational problems in the product that require the Company to incur additional engineering expenses to correct any problems or redesign the product, and also may result in a delay in making the product commercially available.

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






                     (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

On May 12, 1997, a class action lawsuit was filed against the Company and several of its officers and directors in the Superior Court of California, Santa Clara County, bearing the caption BERT PERL, ET AL. V. DSP COMMUNICATIONS, INC., DAVIDI GILO, LEWIS S. BROAD, GERALD DOGON, NATHAN HOD, ARNON KOHAVI AND JOSEPH PERL. A second, identical lawsuit, captioned GERSHON SONTAG, ET AL. V. DSP COMMUNICATIONS, INC., ET AL. was filed on May 22, 1997. The complaints, which have been consolidated, allege that the Company and certain of its officers and directors violated California securities laws in connection with certain statements allegedly made during the first quarter of 1997, and seek damages in an unspecified amount, interest, attorney's fees and other costs, and other equitable and injunctive relief. The plaintiffs have requested to have the matter certified as a class action on behalf of certain past and present shareholders of the Company. The Company has demurred to the complaints, and such demurrer is presently pending before the court.

The Company believes that the complaints are without merit and intends to defend these actions vigorously. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation at this time. Any unfavorable outcome of litigation could have an adverse impact on the Company's business, financial condition and results of operations.

ITEM 2.       CHANGES IN SECURITIES

    None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of stockholders was held on May 15, 1997. At the annual meeting, the following matters were voted upon:

1. The election of two (2) Class II directors to serve for a three year term until the 2000 Annual Meeting of Stockholders. The results of the voting were as follows:

    a.  LEWIS BROAD:

    Number of shares voted FOR         39,980,113
    Number of shares voted AGAINST        127,593

    b.  AVRAHAM FISCHER:

    Number of shares voted FOR         39,832,033
    Number of shares voted AGAINST        275,673

2. Ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 1997. The results of the voting were as follows:

    Number of Shares Voted FOR         40,032,643
    Number of Shares Voted AGAINST         37,202
    Number of Shares ABSTAINING            37,861
    Number of Broker Non-Votes                 --

ITEM 5.       OTHER INFORMATION

In April and May 1997, the Company's Board of Directors approved share repurchase programs pursuant to which the Company, from time to time and at management's discretion, was authorized to purchase up to an aggregate of 8 million shares of the Company's Common Stock (equal to approximately 18% of the approximately 45 million shares that were outstanding immediately prior to the commencement of the repurchase programs) in open-market transactions. As of June 30, 1997, the Company had completed the repurchase of 5,480,500 shares, at purchase prices ranging from $6.875 to $11.8625 per share, for an aggregate purchase price of $48.2 million.

On March 6, 1997, the Board of Directors adopted a share option repricing program pursuant to which options to purchase an aggregate of 4,322,500 shares of common stock, held by employees under the Company's stock option plans, were eligible to be repriced, subject to acceptance by the optionees, as follows: options held by employees who were not officers of the Company would be repriced to the fair market value of the common stock on March 6, 1997, which price was $9.875 per share, and options held by officers of the Company would be repriced to $10.875 per share. The offer to participate in the repricing program was made by the Company to optionees in April 1997, and optionees holding over 92% of the eligible options accepted the offer.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

    (a)       Exhibits

    10.26 Employment Agreement, dated as of September 16, 1996, between DSP Telecom, Inc. and Stephen Pezzola

    27        Financial Data Schedule

    (b)       Reports on Form 8-K

              None.

                                  SIGNATURE



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 8, 1997


DSP COMMUNICATIONS, INC.



BY: /s/  Gerald Dogon
------------------------------------------------------------------
Gerald Dogon, Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)