Form 10-Q
period 1997-09-30
DSP COMMUNICATIONS INC
filed 1997-11-13
CIK 934545

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

          ( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarterly Period Ended  September 30, 1997
                                                    ------------------
                                      or

          (   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                        --------------   ------------


                        Commission File Number 0-25622
                                               -------

                           DSP  COMMUNICATIONS, INC.
                           -------------------------
            (Exact name of registrant as specified in its charter)


                       Delaware                                                     77-0389180
                       --------                                                     ----------
(State or other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification Number)

   20300 Stevens Creek Boulevard, Cupertino, California                                95014
   -------------------------------------------------------------------------------------------
        (Address of Principal Executive Offices)                                     (Zip Code)

      Registrant's telephone number, including area code  (408) 777-2700
                                                          --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               ----      ----

As of November 7, 1997 there were 40,658,016 shares of Common Stock ($.001 per value) outstanding.

                                     INDEX

                           DSP COMMUNICATIONS, INC.



                                                                     Page No.
                                                                     --------

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements (Unaudited)

     Condensed consolidated balance sheets-September 30, 1997
      and December 31, 1996.........................................     3

     Condensed consolidated statements of operations-quarter
      ended September 30, 1997 and 1996, and nine months
      ended September 30, 1997 and 1996.............................     4

     Condensed consolidated statements of cash flows-nine months
      ended September 30, 1997 and 1996.............................     5

     Notes to condensed consolidated financial statements-
      September 30, 1997............................................     6

Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations......................................     8



PART II. OTHER INFORMATION
-----------------------------

Item 1. Legal Proceedings...........................................    18

Item 2. Changes in Securities.......................................    18

Item 3. Defaults upon Senior Securities.............................    18

Item 4. Submission of Matters to a Vote of Security Holders.........    18

Item 5. Other Information...........................................    18

Item 6. Exhibits and Reports on Form 8-K............................    18



SIGNATURE...........................................................    19

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                           DSP COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                          (U.S. DOLLARS IN THOUSANDS)


                                                    SEPTEMBER 30,   DECEMBER 31,
                                                       1 9 9 7        1 9 9 6
                                                     ----------     ----------
                                                     (Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents                             $  69,195      $  77,799
Short term investments                                   31,352         59,034
Trade accounts receivable                                12,501          7,054
Other current assets                                      5,913          3,373
                                                     ----------     ----------
 Total current assets                                   118,961        147,260

Property and Equipment, net                               4,167          3,565

Goodwill                                                  1,518          1,887

Other Assets                                              2,387          2,642
                                                     ----------     ----------
                                                     $  127,033     $  155,354
                                                     ----------     ----------
                                                     ----------     ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                       $  9,165       $  3,747
Accrued compensation and benefits                         2,924          3,233
Other accrued liabilities                                 8,438          8,560
Deferred income                                              71          2,490
                                                     ----------     ----------
 Total current liabilities                               20,598         18,030

Other Liabilities                                           850            480

STOCKHOLDERS' EQUITY

Common stock                                                 40             44
Additional paid-in capital                               83,231        127,226
Retained earnings                                        22,314          9,574
                                                     ----------     ----------
 Total stockholders' equity                             105,585        136,844
                                                     ----------     ----------
                                                     $  127,033     $  155,354
                                                     ----------     ----------
                                                     ----------     ----------




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

                           DSP COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         (U.S. DOLLARS AND SHARES IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                            THREE          THREE           NINE           NINE
                                                         MONTHS ENDED   MONTHS ENDED   MONTHS ENDED   MONTHS ENDED
                                                         SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                           1 9 9 7        1 9 9 6        1 9 9 7        1 9 9 6
                                                           -------        -------        -------        -------
REVENUES
Product                                                  $  19,097      $  22,998      $  45,876      $  58,717
Technology development                                       1,380            402          3,591          2,336
                                                          --------       --------      ---------      ---------
 Total revenues                                             20,477         23,400         49,467         61,053


COST OF REVENUES
Product                                                      9,489         11,719         23,509         31,541
Technology development                                       1,234            487          3,444          2,161
                                                          --------       --------      ---------      ---------

 Total cost of revenues                                     10,723         12,206         26,953         33,702
                                                          --------       --------      ---------      ---------

Gross profit                                                 9,754         11,194         22,514         27,351


OPERATING EXPENSES
Research and development                                     1,559          1,638          4,582          3,664
Sales and marketing                                            935            857          3,002          2,483
General and administrative                                   2,023          1,684          5,515          4,768
                                                          --------       --------      ---------      ---------
                                                             4,517          4,179         13,099         10,915
                                                          --------       --------      ---------      ---------

Operating income                                             5,237          7,015          9,415         16,436

Other Income                                                 1,096          1,675          4,740          3,139
                                                          --------       --------      ---------      ---------

Income before provision
    for income taxes                                         6,333          8,690         14,155         19,575

Provision for income taxes                                     423          1,087          1,400          2,447
                                                          --------       --------      ---------      ---------
Net income                                                $  5,910       $  7,603      $  12,755      $  17,128
                                                          --------       --------      ---------      ---------
                                                          --------       --------      ---------      ---------


Net income per share                                      $   0.14       $   0.16      $    0.28      $    0.38
                                                          --------       --------      ---------      ---------
                                                          --------       --------      ---------      ---------

Shares used in computing
   net income per share                                     43,617         48,048         44,811         44,798
                                                          --------       --------      ---------      ---------
                                                          --------       --------      ---------      ---------


See Notes to Condensed Consolidated Financial Statements

                           DSP COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (US DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                                           NINE            NINE
                                                       MONTHS ENDED    MONTHS ENDED
                                                       SEPTEMBER 30,   SEPTEMBER  30,
                                                        1  9  9  7      1  9  9  6
                                                         ----------     ----------

OPERATING ACTIVITIES:
Net income for the period                                $ 12,755      $  17,128
Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
Depreciation and amortization                               1,665          1,255

Loss on disposal of equipment                                   3              2

Changes in operating assets and liabilities:
   Trade accounts receivable                               (5,447)          (868)
   Other current assets                                    (2,540)          (700)
   Accounts payable                                         5,469          2,588
   Accrued compensation and benefits                         (309)           682
   Deferred income                                         (2,419)           950
   Other accrued liabilities                                 (122)         3,248
   Other liabilities                                          370            310
                                                        ---------      ---------

Net cash provided by operating activities                   9,425         24,595
                                                        ---------      ---------


INVESTING ACTIVITIES:
Cash purchases of equipment                                (1,718)        (2,270)
Proceeds from sales of equipment                               21              8
Sales and maturities of short term investments, net        27,663             --
Purchases of short term investments, net                       --        (38,606)
                                                        ---------      ---------

Net cash provided by (used in) investing activities        25,966        (40,868)
                                                        ---------      ---------

FINANCING ACTIVITIES:
Issuance of common stock for cash                           4,224         78,717
Repurchase of common stock                                (48,219)            --
                                                        ---------      ---------

Net cash provided by (used in) financing activities       (43,995)        78,717
                                                        ---------      ---------

Increase (decrease) in cash and cash equivalents           (8,604)        62,444
Cash and cash equivalents
    at beginning of period                                 77,799         10,292
                                                        ---------      ---------

Cash and cash equivalents at
    end of period                                       $  69,195      $  72,736
                                                        ---------      ---------
                                                        ---------      ---------



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

2.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the quarters ended September 30, 1997 and 1996 to $0.15 per share and $0.17 per share, respectively. The impact is expected to result in an increase in primary earnings per share for the nine months ended September 30, 1997 and 1996 to $0.30 per share and $0.42 per share, respectively. The impact of Statement No. 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

3.  STOCKHOLDERS' EQUITY

In April and May 1997, the Company's Board of Directors approved share repurchase programs pursuant to which the Company, from time to time and at management's discretion, was authorized to purchase up to an aggregate of 8 million shares of the Company's Common Stock (equal to approximately 18% of the approximately 45 million shares that were outstanding immediately prior to the commencement of the repurchase programs) in open-market transactions. As of September 30, 1997, the Company had completed the repurchase of 5,480,500 shares, at purchase prices ranging from $6.875 to $11.8625 per share, for an aggregate purchase price of $48.2 million. The Company did not repurchase any shares of its Common Stock in the third quarter of 1997.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage relationships of certain items from the Company's consolidated statements of operations as a percentage of total revenues :


                                                                 Quarter ended               Nine Months Ended
                                                                  September 30,                 September 30,
                                                               1997           1996          1997            1996
                                                              ---------------------        ---------------------
Revenues:
  Product                                                      93.3%          98.3%          92.7%          96.2%
  Technology development                                        6.7            1.7            7.3            3.8
                                                              ---------------------        ---------------------
      Total revenues                                          100.0          100.0          100.0          100.0
Cost of Revenues:
  Product                                                      46.3           50.1           47.5           51.7
  Technology development                                        6.0            2.1            7.0            3.5
                                                              ---------------------        ---------------------
      Total cost of revenues                                   52.3           52.2           54.5           55.2
                                                              ---------------------        ---------------------
Gross profit                                                   47.7           47.8           45.5           44.8
Operating Expenses:
  Research and development                                      7.6            7.0            9.3            6.0
  Sales and marketing                                           4.6            3.7            6.1            4.1
  General and administrative                                    9.9            7.2           11.1            7.8
                                                              ---------------------        ---------------------
      Total operating expenses                                 22.1           17.9           26.5           17.9
                                                              ---------------------        ---------------------
Operating income                                               25.6           29.9           19.0           26.9
Other income                                                    5.4            7.2            9.6            5.1
                                                              ---------------------        ---------------------
Income before provision for income taxes                       31.0           37.1           28.6           32.0
Provision for income taxes                                      2.1            4.6            2.8            4.0
                                                              ---------------------        ---------------------
Net income                                                     28.9%          32.5%          25.8%          28.0%
                                                              ---------------------        ---------------------
                                                              ---------------------        ---------------------


REVENUES

PRODUCT: Product revenues decreased to $19.1 million in the third quarter of 1997 from $23.0 million in the third quarter of 1996 and to $45.9 million in the nine months ended September 30, 1997 from $58.7 million in the first nine months of 1996. Product revenues consist primarily of baseband chip sets for digital cellular telephones. The decline in revenues in the third quarter was primarily due to a product transition and competition in the Japanese PDC market. At the end of the second quarter, the Company began shipments of its new PDC chipsets. During the third quarter the Company also recorded material revenues from its IS-136 Time Division Multiple Access ("TDMA") chipset for the North American market. Revenues from sales to distributors are recognized at the time the products are shipped by the distributor to the original equipment manufacturer ("OEM") customer. Other product revenues are recorded when products are shipped to customers.

TECHNOLOGY DEVELOPMENT AND OTHER: Technology development revenues increased to $1.4 million in the third quarter of 1997 from $402,000 in the third quarter of 1996 and increased to $3.6 million in the nine months ended September 30, 1997 from $2.3 million in the first nine months of 1996. Technology development revenues increased in the third quarter following the achievement of certain technology milestones in the Code Division Multiple Access ("CDMA") project. The Company's technology development revenues fluctuate, and may continue to fluctuate, depending on the number and size of technology development agreements and the timing of related milestones and deliverables.

GROSS PROFIT

Gross profit in the third quarter of 1997 was $9.8 million (47.7% of revenues) compared to $11.2 million (47.8% of revenues) in the third quarter of 1996. Gross profit in the first nine months of 1997 was $22.5 million (45.5% of revenues), compared to $27.4 million (44.8% of revenues) in the first nine months of 1996.

The gross margins on product revenues (primarily from sales of chipsets for the Japanese PDC market) are affected by the changes in the customer mix from quarter to quarter. Sales of wireless private branch exchange ("PBX") systems of the Company's subsidiary, CTP Systems, Ltd. ("CTP Systems"), resulted in positive but relatively low margins in the third quarter of 1997. The Company expects that it will continue to experience relatively low margins on low volume sales of these wireless PBX systems until higher volume sales are achieved. Although the Company had previously anticipated higher volume sales of PBX systems toward the end of 1997, due to further delays in market acceptance, the Company currently believes that higher volume sales will not be achieved for the next several quarters.

The Company anticipates that the average sales prices of chip sets will continue to decrease as a result of volume discounts and price pressures, which would increase the cost of products sold as a percentage of product revenues; however, any such price decreases may be offset to a certain extent by further cost reductions from suppliers if the Company's order volumes increase.

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

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were $1.6 million in the third quarter of 1997, the same level as in the third quarter of 1996, and increased to $4.6 million in the first nine months of 1997 from $3.7 million in the first nine months of 1996. The increase in the first nine months of 1997 was a result of increases in research and development activities during this period and growth in the number of engineering personnel. As a percentage of total revenues, research and development expenses increased to 7.6% in the third quarter of 1997, from 7.0% in the third quarter of 1996, mainly because of the reduced revenues, and to 9.3% from 6.0% in the first nine months of 1997 and 1996, respectively. The Company expects that its research and development expenses will increase in the future, in absolute dollars.

The Company records software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." To date, the Company has expensed all of its software costs.

SALES AND MARKETING EXPENSES

Sales and marketing expenses increased to $935,000 (4.6% of revenues) in the third quarter of 1997 from $857,000 (3.7% of revenues) in the third quarter of 1996 and to $3.0 million (6.1% of revenues) in the first nine months of 1997 from $2.5 million (4.1% of revenues) in the first nine months of 1996. The increase reflects primarily increased promotion and marketing research activities, and increased expenses at the company's Tokyo offices.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $2.0 million (9.9% of revenues) in the third quarter of 1997 compared to $1.7 million (7.2% of revenues) in the third quarter of 1996 and $5.5 million (11.1% of revenues) in the first nine months of 1997 compared to $4.8 million (7.8% of revenues) in the first nine months of 1996.

General and administrative expenses increased, in absolute dollars, as a result of increases in facility expenses, legal and audit fees, insurance and communications expenses.

OTHER INCOME

Other income includes net interest income, investment income, and foreign currency remeasurement gains and losses and other expenses. Other income in the third quarter of 1997 was $1.1 million compared to $1.7 million in the third quarter of 1996 and $4.7 million in the first nine months of 1997 compared to $3.1 million in the first nine months of 1996.

Other income in the first nine months of 1997 was generated primarily from interest and realized gains on the Company's cash and investment balances. During the second quarter the Company repurchased 5,480,500 shares of its common stock for $48.2 million, and the resulting reduction in cash balances reduced the interest income generated in the third quarter.

PROVISION FOR INCOME TAXES

The Company's regular effective tax rate was 12.5% for the first nine months of 1996 and 1997. In the third quarter of 1997, the Company reduced its regular provision of 12.5% by the amount of $370,000. This reduction was effected following the receipt of final tax assessments for the Company's subsidiaries, DSP Telecommunications Ltd. and DSPC Israel Ltd., and a cash refund from the tax authorities to DSP Telecommunications Ltd. for the years 1992 through 1995. For the fourth quarter, the Company intends to provide for income taxes at 12.5% of net income. The effective tax rate is substantially below the federal statutory rate primarily due to the tax benefits achieved by the status of certain of the Company's Israeli subsidiaries as "Approved Enterprises" granted by the State of Israel, which provides for a tax holiday or a reduced corporate tax rate of 10% on the Company's undistributed Israeli earnings.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities provided cash of $9.4 million in the first nine months of 1997 and $24.6 million in the first nine months of 1996. Net cash provided from operations in the first nine months of 1997 was comprised primarily of net income, an increase in current liabilities, and an increase in trade accounts receivable. Trade accounts receivable increased to $12.5 million at September 30, 1997 due to the timing of shipments and payments.

The Company's investing and financing activities, other than purchases of and proceeds from, short-term investments, have consisted of expenditures for fixed assets which totaled $1.7 million, and the repurchase of common stock which totaled $48.2 million, in the first nine months of 1997.

In obtaining approval of the Company's reorganization from Israeli tax authorities, which was completed immediately before the closing of the Company's initial public offering ("IPO") in March 1995, the Company agreed to invest in activities in Israel in an amount of not less than $9.0 million out of the proceeds of the IPO within three years after the IPO. In October 1995, the Company completed the acquisition of CTP Systems, for $13.6 million in cash. In 1995, the Company transferred $4.5 million out of the IPO proceeds to Israel in order to finance a part of the CTP

Systems acquisition, and in 1996 a further $500,000 to increase the capital of DSPC Israel Ltd. ("DSPCI"), an Israeli subsidiary of the Company.

As of September 30, 1997, the Company had $100.5 million of cash, cash equivalents and short-term investments. As of September 30, 1997, the Company had repurchased 5,480,500 shares of its Common Stock in its share repurchase program, using an aggregate of approximately $48.2 million. The Company may from time to time repurchase additional shares of its Common Stock under its share repurchase program. The Company believes that its existing cash, cash equivalents and short-term investment balances, will be sufficient to meet its cash requirements for at least the next twelve months.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This Form 10-Q contains forward looking statements concerning the Company's future products, expenses, revenue, liquidity and cash needs as well as the Company's plans and strategies. These forward looking statements are based on current management expectations, and the Company assumes no obligation to update this information. Numerous factors could cause actual results and events to differ significantly from the results anticipated by management and described in these forward looking statements, including but not limited to the following risk factors.

     RELIANCE ON A SMALL NUMBER OF OEMS AND ON A SINGLE JAPANESE DISTRIBUTOR; COMPETITION IN JAPANESE OEM MARKET. Substantially all of the Company's sales of baseband chip sets for digital cellular telephones are to Tomen Electronics Corp. ("Tomen"), the Company's distributor in Japan. Tomen's sales of the Company's products are concentrated in a small number of Japanese OEM customers. Until recently, five OEM customers accounted for substantially all of Tomen's sales of the Company's baseband chip sets. The loss of Tomen as a distributor or the loss of or significant reduction in Tomen's sales to any of these Japanese OEMs would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     REDUCED VISIBILITY; DECREASED BACKLOG. During the second half of 1996 and the first half of 1997, the period of time between the receipt of orders for the Company's products and the date requested by OEM customers for shipment of products declined, due primarily to increased competition among OEMs in the Japanese wireless handset market and to an increase in the supply of integrated circuits. This reduced lead time resulted in decreased backlog levels and decreased the time period for which the Company is able to estimate future product demand. Although the Company's visibility has increased somewhat during the third quarter of 1997, the Company anticipates that the market for its baseband chip sets will continue to be characterized by short-term order and shipment schedules. Accordingly, since the Company's revenue expectations and planned operating expenses are in large part based on these estimates rather than on firm customer orders, the Company's quarterly operating results could be materially adversely affected if orders and revenues do not meet expectations.

     RELIANCE ON A SINGLE PRODUCT; NEED FOR NEW PRODUCT INTRODUCTIONS. Since December 1993, the Company has relied upon sales from a single product, its baseband chip set for digital cellular telephones for use in Japan, to generate substantially all of its product sales. The Company believes that its success will depend in part on its ability to develop successfully additional products for digital cellular telephones, PCS and wireless PBX applications. The Company is in the process of developing and introducing new products; however, there can be no assurance that it will be successful in doing so, or that completion of development of products will not be delayed. The success of new products will also depend on, among other things, the ability of the Company to market the products successfully, the growth of the relevant markets for the products, and the success of the Company's OEM customers in completing in a timely manner their development of handsets or other OEM products utilizing the Company's products and in successfully competing in the applicable markets. In addition, the Company will likely use independent foundries to manufacture any such products (with the exception of CTP Systems' PBX products, which are currently manufactured by CTP Systems), and there can be no assurance that the products will be able to be manufactured in a timely manner, in commercial quantities, at reasonable cost, and with acceptable yields and quality standards, particularly with new products, such as the new PDC chip set, the TDMA-based chip set and the CDMA-based chip set, that incorporate new manufacturing technology. If the Company is unable, for technological or other reasons, to develop, introduce and manufacture in a timely manner new products and to market them successfully, or if the Company's OEMs are unable successfully to develop and market their products, the Company's business and results of operations could be materially and adversely affected. In addition, the Company anticipates that for the foreseeable future new product introductions may cause significant fluctuations in quarterly operating results.

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

     DEPENDENCE ON JAPANESE MARKET. The future performance of the Company will be dependent, in large part, upon its ability to continue to compete
successfully in the Japanese market.   The Company's ability to continue to
compete in this market will be dependent upon several factors, including no deterioration of existing trade relations between Japan, Israel and the United States or imposition of tariffs in the wireless personal communications industry, no adverse changes in the Japanese telecommunications regulatory environment, the Company's ability to develop products that meet the technical requirements of its Japanese customers, and the Company's ability to maintain satisfactory relationships with its Japanese customers and its distributor. In addition, sales of the Company's products are affected in part by the condition of the Japanese economy, which has recently experienced a slowing of growth. A significant negative change in the condition of the Japanese economy could have a material adverse effect on the Company's business, financial condition and results of operations. All of the Company's sales to its Japanese customers are denominated in United States dollars and, therefore, fluctuations in the exchange rate for the United States dollar could materially increase the price of the Company's products to these customers and require the Company to reduce prices of its products to remain competitive. Moreover, the emergence of Personal HandyPhone Services, a microcellular technology potentially competitive with today's existing Japanese analog and digital cellular networks, could reduce sales in Japan of digital cellular telephones incorporating the Company's baseband chip sets. Changes in the political or economic conditions, trade policy or regulation of telecommunications in Japan could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     UNCERTAINTIES RELATED TO TDMA-BASED PRODUCT. In the third quarter of 1997, the Company began commercial shipments of a newly-developed baseband chip set for IS-136 TDMA-based products in the North American market. However, the IS-136 TDMA standard has only recently been introduced, and IS-136 TDMA-based digital cellular networks have not at this time been widely deployed. The success of the Company in marketing its IS-136 TDMA-based chip set will be dependent on, among other things, the success of the IS-136 TDMA standard and growth of the IS-136 TDMA market. There can be no assurance that the IS-136 TDMA standard will be widely adopted or that the IS-136 TDMA-based chip set will be successful in the marketplace. Sales of the Company's IS-136 TDMA-based products will also be dependent on the success of the Company's OEM customers in completing their development of IS-136 TDMA-based handsets in a timely manner and in successfully competing in the IS-136 TDMA handset market. In addition, the Company uses independent foundries to manufacture the product, and there can be no assurance that this chip set will continue to be able to be manufactured in a timely manner, in commercial quantities and at reasonable cost. If the Company is unable, for technological or other reasons, to manufacture in a timely manner the IS-136 TDMA-based chip set and to market the product successfully, or if the

Company's OEMs are unable successfully to develop and market their IS-136 TDMA-based products, the Company's business and results of operations could be materially and adversely affected.

     UNCERTAINTIES RELATED TO DEVELOPMENT, PRODUCTION AND MARKETING OF CDMA-BASED PRODUCT. The Company is currently developing a baseband chip set for CDMA products pursuant to a license agreement with Qualcomm for CDMA technology. Although the Company expects to complete successfully the development of this chip set and has delivered operational engineering samples, there can be no assurance that the development work will be successfully completed, or that completion of development will not be delayed. To date, there has been only limited deployment of CDMA-based digital cellular networks, and the success of the Company in marketing its CDMA-based chip set will be dependent on, among other things, the success of the CDMA standard and growth of the CDMA subscriber population. There can be no assurance that the CDMA standard will be widely adopted or that the CDMA-based chip set will be successful in the marketplace. Sales of the Company's CDMA-based products will also be dependent on the success of the Company's OEM customers in completing their development of CDMA-based handsets in a timely manner and in successfully competing in the CDMA-based handset market. In addition, the Company intends to use independent foundries to manufacture the product, and there can be no assurance that this chip set will be able to be manufactured in a timely manner, in commercial quantities and at reasonable cost. If the Company is unable, for technological or other reasons, to develop, introduce and manufacture in a timely manner the CDMA-based chip set and to market the product successfully, or if the Company's OEMs are unable successfully to develop and market their products, the Company's business and results of operations could be materially and adversely affected.

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

     RELIANCE ON INTERNATIONAL OPERATIONS; RISKS OF OPERATIONS IN ISRAEL. The Company is subject to the risks of doing business internationally, including unexpected changes in regulatory requirements; fluctuations in the exchange rate for the United States dollar; imposition of tariffs and other barriers and restrictions; and the burdens of complying with a variety of foreign laws. The Company is also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. In particular, the Company's principal research and development facilities are located in the State of Israel and, as a result, as of September 30, 1997, 150 of the Company's 170 employees were located in Israel, including all of the Company's research and development personnel. Therefore, the Company is directly affected by the political, economic and military conditions to which that country is subject. In addition, many of the Company's expenses in Israel are paid in Israeli currency, thereby also subjecting the Company to foreign currency fluctuations and to economic pressures resulting from Israel's generally high rate of inflation. The rate of inflation in Israel for 1995 and 1996 was 8.1% and 10.6%, respectively. While substantially all of the Company's sales and expenses are denominated in United States dollars, a portion of the Company's expenses are denominated in Israeli shekels. The Company's primary expense paid in Israeli currency is Israeli-based employee salaries. As a result, an increase in the value of Israeli currency in comparison to the United States dollar could increase the cost of technology development, research and development expenses and general and administrative expenses. There can be no assurance that currency fluctuations, changes in the rate of inflation in Israel or any of the other aforementioned factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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






                 (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

As previously disclosed in the Company's Form 10-Q for the quarterly period ended June 30, 1997, on May 12, 1997, a class action lawsuit was filed against the Company and several of its officers and directors in the Superior Court of California, Santa Clara County, bearing the caption BERT PERL, ET AL. V. DSP COMMUNICATIONS, INC., DAVIDI GILO, LEWIS S. BROAD, GERALD DOGON, NATHAN HOD, ARNON KOHAVI AND JOSEPH PERL. A second, identical lawsuit, captioned GERSHON SONTAG, ET AL. V. DSP COMMUNICATIONS, INC., ET AL. was filed on May 22, 1997. The complaints, which have been consolidated, allege that the Company and certain of its officers and directors violated California securities laws in connection with certain statements allegedly made during the first quarter of 1997, and seek damages in an unspecified amount, interest, attorney's fees and other costs, and other equitable and injunctive relief. The plaintiffs have requested to have the matter certified as a class action on behalf of certain past and present shareholders of the Company. The Company has demurred to the complaints, and such demurrer is presently pending before the court.

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

     None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.        OTHER INFORMATION

     On November 5, 1997, Nathan Hod, the Company's President and Chief Executive Officer, was appointed as Chairman of the Board of Directors, and Davidi Gilo resigned as Chairman of the Board and as a director of the Company. Mr. Gilo will remain employed with the Company as an advisor to Mr. Hod. In addition, Gerald Dogon, the Company's Executive Vice President and Chief Financial Officer, was appointed by the Board as a director to fill the vacancy resulting from Mr. Gilo's resignation.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     27   Financial Data Schedule

     (b)  Reports on Form 8-K

          None.

                         SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 11, 1997


DSP COMMUNICATIONS, INC.



By: /s/  Gerald Dogon
------------------------------------------------------------------
Gerald Dogon, Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)