Form 10-K
period 1997-12-31
DSP COMMUNICATIONS INC
filed 1998-03-19
CIK 934545

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 1997

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

         Title of each class           Name of each exchange on which registered
    Common Stock, $.001 par value              New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:  None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K. [   ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 6, 1998 was approximately $481,520,613. For purposes of this calculation only, (i) shares of Common Stock are deemed to have a market value of $16.0625 per share, the closing sale price of the Common Stock as reported on the New York Stock Exchange on March 6, 1998, and (ii) each of the executive officers, directors and persons holding 5% or more of the outstanding Common Stock is deemed to be an affiliate.

The number of shares of Common Stock outstanding on March 6, 1998 was 39,774,788 shares.

DOCUMENTS INCORPORATED BY REFERENCE: Part III of this Report incorporates information by reference from the definitive Proxy Statement for the registrant's annual meeting of stockholders to be held on May 12, 1998.

                               DSP COMMUNICATIONS, INC.

                             1997 FORM 10-K ANNUAL REPORT

                                  TABLE OF CONTENTS

                                       PART I

                                                                            PAGE
                                                                            ----
Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . 11

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . 11

                                       PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . . . 12

Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . 13

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . . . . . 14

Item 8.   Financial Statements and Supplementary Data. . . . . . . . . . . . 26

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure . . . . . . . . . . . . . . 26

                                       PART III

Item 10.  Directors and Executive Officers of the Registrant . . . . . . . . 27

Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . 27

Item 12.  Security Ownership of Certain Beneficial Owners and Management . . 27

Item 13.  Certain Relationships and Related Transactions . . . . . . . . . . 27

                                       PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K . 28

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 32


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

ITEM 1.   BUSINESS

INTRODUCTION


     DSP Communications, Inc., a Delaware corporation ("DSPC" or the "Company"), applies its expertise in digital signal processing ("DSP") software, algorithms and VLSI circuit design to develop highly integrated, low power and cost-effective chip sets for wireless personal communications applications. The Company believes that it is the largest independent vendor of baseband chip sets to original equipment manufacturers ("OEMs") in the Japanese digital cellular telephone market, with customers such as Kenwood Corporation ("Kenwood"), Kokusai Electric Corporation ("Kokusai"), Kyocera Corporation ("Kyocera"), Pioneer Corporation ("Pioneer"), Sanyo Electronic Co. Ltd. ("Sanyo") and Sharp Corporation ("Sharp"). Based on its core DSP technology, the Company has developed, and is developing, baseband chip sets that support a broad range of frequency modulation standards, including the Personal Digital Cellular ("PDC") and IS-136 Time Division Multiple Access ("TDMA") standards. In 1997, the Company completed the development of baseband chip sets jointly with NEC Electronics ("NEC"), which support both voice and data capabilities, for use in the IS-136 TDMA market, and commenced commercial shipments during the second half of 1997. In addition, the Company has developed baseband chip sets for use in the IS-95 Code Division Multiple Access ("CDMA") market. In the fourth quarter of 1997, the Company made shipments of operational samples of its CDMA chip set, and in the first quarter of 1998 began commercial volume production of the CDMA chip sets.

     The Company's subsidiary, CTP Systems, Ltd. ("CTP Systems"), manufactures and sells a wireless private branch exchange ("PBX") system for the office environment and other low-mobility and wireless local loop applications. CTP Systems has entered into distribution and service agreements with OEMs such as Harris Corporation, Inc., Tadiran Telecommunications Ltd., Comdial Corporation, and Executone Information Systems Inc. for its wireless PBX system.

INDUSTRY BACKGROUND

     The demand for wireless personal communications services has grown rapidly over the past several years as cellular, paging and other emerging wireless personal communications services have become widely available and increasingly affordable to growing numbers of consumers and businesses. Changes in telecommunications regulations and allocations of additional radio spectrum frequencies have further stimulated growth for both wireless voice and data communications. There has also been a general transition from the use of analog to digital technologies to improve the reliability and capacity of wireless networks. In addition, most new cellular networks being built today utilize digital technology which is capable of transmitting both voice and data communications. Advancements in cellular and paging technology, as well as recently introduced services such as personal communications services, are expected to offer subscribers new means of communicating both voice and data over existing and future wireless networks.

     VOICE COMMUNICATIONS

     Wireless voice communications utilize analog or digital transmission technology which operate with various transmission standards. The Company has developed products that support a variety of standards, such as PDC, IS-136 and IS-95, and is also developing next generation products for these existing standards.

     In Japan, cellular services are predominantly provided over digital networks based on the PDC standard. The PDC standard is a form of TDMA that differs from IS-136 in the following respects: (i) IS-136 uses the 800 MHz. band, while PDC uses both the 800 MHz. and the 1.5 GHz. frequency bands; (ii) IS-136 requires more bandwidth than PDC (30 kHz compared to 25 kHz); and (iii) IS-136 is capable of supporting analog communications using AMPS, while PDC is only capable of supporting digital communications. In order to respond to the increasing demand for capacity in the Japanese domestic cellular market, several Japanese carriers have announced that they will launch in 1998 a new digital system based on CDMA technology. The new cellular system will operate in the Japanese Total Access Communication System ("JTACS") frequency band, and will offer higher capacity utilization compared to PDC as well as improved voice quality and advanced data communication capability. According to the Japanese Ministry of Posts & Telecommunications, the number of analog and digital cellular subscribers in Japan increased from 18.2 million in December 1996, to
28.7 million in December 1997, and as of December 1997, approximately 22% of the total Japanese population subscribed to cellular services.

     In North America, cellular networks primarily rely upon analog technology and use the AMPS standard; however, in 1997, digital standards (mainly TDMA and CDMA) began to increase in market share. According to the Cellular Telephone Industry Association, in the United States, the number of cellular subscribers increased from 38.2 million in June 1996 to 48.7 million in June 1997, and as of June 1997, approximately 18.5% of the total United States population subscribed to cellular services. Although analog cellular is the most widely deployed wireless service available today, it has several limitations, including inconsistent service quality, limited capacity and, currently, an inability to transfer data without a modem. Digital technologies offer improved system flexibility, efficiency and increased capacity by allowing a given channel of spectrum to carry multiple calls simultaneously. As a result, most new cellular networks being constructed in North America today utilize digital technology, primarily using IS-136 TDMA and IS-95 CDMA standards.

     New personal communications services ("PCS") in the United States use CDMA and TDMA technologies for cellular type applications. Unlike cellular that uses the 800 MHz. frequency, PCS uses the 1.9 GHz. band. The Company believes that the increasing deployment of PCS networks will also accelerate the transition of the existing cellular service providers from analog technology to digital technology. The Company's baseband products for the TDMA and CDMA standards are designed to support telephones that operate in both the 800 MHz. cellular frequency and the 1.9 GHz. PCS frequency in the United States, as well as other frequencies in other countries.

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

DSPC'S SOLUTIONS

     DSPC is focused on developing DSP-based software and algorithms and designing highly integrated, low power baseband chip sets for subscriber equipment operating on both analog and digital wireless personal communications networks. Through its wholly-owned subsidiary, CTP Systems, the Company also develops wireless PBX and other on-premises and low-mobility wireless communications applications.

     The key features of DSPC's solutions include the following:

     HIGH INTEGRATION. In 1993, the Company introduced a new chip set solution for digital cellular telephones in Japan consisting of only two integrated circuits. Subsequently, the Company developed several further generations of chip sets that enable lower pin and component counts and higher integration. The Company continuously works to develop baseband chip sets that it believes will result in more compact and cost-effective solutions.

     LOW POWER CONSUMPTION. The Company's expertise in DSP technology enables it to design efficient DSP solutions that reduce power consumption. The Company has developed a high degree of functionality in its software which decreases the need for dedicated hardware, and thereby reduces the millions of instructions per second ("MIPS") required for operation. The components of the baseband chip set are activated intermittently depending on the operating mode of the subscriber unit at any given time to minimize power consumption.

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

     ADAPTABLE TO MULTIPLE STANDARDS. Based on its core DSP technology, the Company has developed products for use with a variety of modulation standards. While each product is designed for a specific wireless communications network and modulation standard, all generally rely on the same fundamental DSP technology. By maintaining both standards and system flexibility, the Company seeks to reduce the risks associated with relying on the success of one or a limited number of existing industry standards. The Company has developed systems expertise in the PDC, IS-136 TDMA and IS-95 CDMA digital standards and the AMPS, TACS and JTACS analog standards. The Company believes that its expertise with multiple transmission standards will also help it develop products to address the needs of emerging wireless services, such as narrowband and broadband PCS.

PRODUCTS

     The Company designs DSP-based software and integrated circuits for cellular communications. To date, the Company has used its DSP expertise primarily to develop baseband chip sets for incorporation into cellular telephones. In addition, the Company is currently developing new products designed for use in PCS and other emerging wireless personal communications services. Through CTP Systems, the Company also has developed and sells a wireless PBX system for intra-building communications.

     EXISTING PRODUCTS

     PDC CHIP SETS. The Company currently sells chip sets to major Japanese manufacturers of digital cellular telephones. In 1993, the Company introduced its first digital chip set, a set of two integrated circuits with a VSELP speech coder, channel coder and modem that operates on five volts and is based on the PDC standard. In 1995, the Company commenced volume shipments of its three volt PDC chip set and initiated shipments of its half-rate PDC chip set. The half-rate PDC standard enables cellular carriers to increase the capacity of their existing cellular networks. During 1996 and 1997, the Company introduced more highly integrated PDC standard chip sets that incorporate higher functionality, lower power consumption, and smaller size.

     TDMA CHIP SETS. In early 1995, the Company began jointly developing with NEC a chip set for digital cellular telephones using the IS-136 TDMA standard. At the end of 1996, the Company initiated commercial sales of this chip set and in the third quarter of 1997 commenced volume shipments. IS-136 supports voice and limited data communications, such as data cipher mode and short message alpha-numeric paging service. The Company anticipates that the major potential markets for the IS-136 standard will be North and South America. The Company currently has five OEM customers that are in various stages of developing and/or producing products that use the IS-136 standard.

     WIRELESS PBX. The Company's wholly-owned subsidiary, CTP Systems, has developed a wireless PBX system for intra-building communications. The CTP Systems solution includes the development of basestations and handsets, and the joint development of a PBX interface card with several OEMs. CTP Systems' wireless PBX system, which enables users to make and receive calls while away from their desks, received in October 1996 approval by the Federal Communications Commission for operation using the unlicensed 1920 to 1930 MHz. frequency band. Commercial shipments of the wireless PBX system, which commenced in the fourth quarter of 1996, have not yet developed into large volume shipments. CTP Systems is currently engaged in a cost reduction program, the effects of which should be felt towards the end of 1998.

     NEW PRODUCT DEVELOPMENT

     CDMA CHIP SETS. The Company has developed systems expertise in the IS-95 CDMA standard and has developed CDMA-based chip sets for use in cellular and PCS applications. In 1995, the Company signed a license agreement with Qualcomm Incorporated to license Qualcomm's CDMA technology that permits the Company to develop baseband chip sets for CDMA products. In the fourth quarter of 1997, the Company shipped operational samples of the CDMA chip sets, and in the first quarter of 1998, the Company commenced volume production. The first volume shipments are expected in the first half of 1998, and significant revenues from the CDMA chip set are not anticipated until the second half of 1998.

SALES, MARKETING AND DISTRIBUTION

     The Company markets its products through a direct sales and marketing organization, headquartered in Cupertino, California, and facilitates substantially all of its product delivery through its distributors in Japan and the United States, which are both non-exclusive distributors. In Japan, the Company's Japanese subsidiary performs customer liaison services. The Company's distributors, in Japan - Tomen Electronics Corp. ("TEC"), and in the United States - Tomen Electronics America Inc. ("TEA"), are not subject to minimum purchase requirements and can cease marketing the Company's products at any time. The loss of either of the above distributors could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company sells its PDC chip sets to OEMs such as Kenwood, Kyocera, Pioneer, Kokusai, Sanyo and Sharp, through TEC, and its TDMA chip sets to other OEMs, through TEC and TEA. In 1995, 1996 and 1997, product sales to these distributors accounted for 89%, 91% and 88%, respectively, of the Company's total revenues. Sales to these distributors are made through specific purchase orders, which are cancelable without significant penalties. In 1997, substantially all of the Company's PDC products were sold to seven Japanese OEMs, and all of the Company's TDMA products were sold to two additional OEMs. The Company expects that a significant portion of its future product sales will continue to be concentrated among a limited number of major OEMs. The loss of either one of the Company's distributors or one or more of its major customers would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's sales to its OEM customers are dependent on the OEMs' continued success in maintaining or increasing their market share in the competitive wireless handset market worldwide. The inability of one or more of these OEM customers to succeed in these markets could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company sells a majority of its products and provides technology development services to OEMs located outside of the United States, primarily in Japan. Revenues from Japan accounted for 94%, 94% and 80% of the Company's total revenues in 1995, 1996 and 1997, respectively. Due to its international sales, the Company is subject generally to the risks of conducting business internationally, including unexpected changes in regulatory requirements, fluctuations in exchange rates for the United States dollar that could effectively increase the price of the Company's products in foreign markets, imposition of tariffs and other barriers and restrictions, and the burden of complying with a variety of foreign laws. During 1996 and 1997, the Company hedged its foreign exchange exposure related to anticipatory revenue transactions by entering into dollar/yen option contracts.

CUSTOMER SERVICE AND TECHNICAL SUPPORT

     The Company believes that providing customers with comprehensive product service and support is critical to maintaining a competitive position in the wireless personal communications industry. The Company provides technical support through its application engineering groups located in Japan, Israel and the United States. The application engineering group offers full service technical support to customers, product upgrades and training, if necessary. The Company works closely with its customers to monitor the performance of its product designs, and to provide application design support and assistance. The Company believes that close contact with its customers improves their level of satisfaction and provides the Company with insights into future product development.

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

MANUFACTURING

     The Company uses independent foundries to manufacture its baseband chip sets. The Company to date has ordered products from its foundries primarily upon receipt of orders from its distributor or OEM customers and does not maintain any significant inventory of its products. This strategy allows the Company to avoid the significant capital investment required for wafer fabrication facilities and inventories, and to focus its resources on algorithm and software development, product design, quality assurance, marketing and customer support. The

Company maintains limited inventory in anticipation of orders from its distributors or OEM customers. Designs of the Company's baseband chip sets are verified by both the Company and the customer prior to orders being placed. Upon receipt of such orders, the manufacturers ship the devices through the Company's distributors to the Company's customers. The Company has also developed procedures with its contract manufacturers to conduct comprehensive quality control and quality assurance throughout the manufacturing and assembly process. The Company's reliance on independent foundries involves a number of risks, including the possibility of a shortage of certain key components and reduced control over delivery schedules, manufacturing capacity, quality and costs.

     To date, the Company has purchased most of its DSP chips for cellular telephones, for the PDC standard, from Texas Instruments Incorporated ("TI"), which embeds the Company's software algorithms in TI's standard products. The Company also buys all of the DSP chips used in CTP Systems' products from TI. Currently, the Company purchases its application specific integrated circuits ("ASICs") for its PDC chip sets from Atmel ES2, a wholly owned subsidiary of Atmel Inc., and VLSI Technology, Inc. ("VTI"); its ASICs for CTP Systems' products from American Microsystems, Inc. ("AMI"); the Radio Frequency ("RF") chip sets for CTP Systems' products from Rockwell Semiconductor Systems, Inc.; the DSP chips and ASICs for its IS-136 TDMA chip sets from NEC Electronics Inc. ("NEC"); and, in addition, the Company purchases the DSP chips and ASICs for its IS-95 CDMA chip sets from other independent foundries. The Company is dependent on its suppliers to produce a sufficient quantity of DSP chips, ASICs and components to meet the Company's needs and to deliver them in a timely manner. Furthermore, the suppliers' manufacturing schedules are entirely independent from the Company's supply requirements. The Company's reliance on the above suppliers involves a number of risks, including the possibility of an insufficient supply of DSP chips and ASICs, noncompetitive pricing and discontinued production of the components utilized to produce the Company's products.

     CTP Systems currently manufactures its own wireless communications systems and is therefore subject to various risks associated with the manufacturing process, including risks resulting from CTP Systems' inexperience in mass production, risks involved with the ramp-up of production, reliance on subcontracted assembly facilities, errors in the manufacturing process, shortages of required components, manufacturing equipment failures, and disruptions of operations at the manufacturing facility. Prolonged inability of CTP Systems to deliver products in a timely manner could result in the loss of customers and materially adversely affect its results of operations. In addition, certain of the components included in CTP Systems' products are obtained from a single source or a limited group of suppliers. The partial or complete loss or delay of the supply of components from certain of these sources could result in a significant reduction in CTP Systems' revenues and could also damage certain customer relationships.

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

RESEARCH AND DEVELOPMENT

     The Company believes that its future success depends on its ability to adapt to the rapidly changing wireless personal communications environment and to continue to meet its customers' needs. Therefore, the continued timely development and introduction of new products is essential in maintaining its competitive position. The Company develops most of its products in-house and, as of December 31, 1997, had a research, development and engineering staff of 106 people, including nine people holding doctorate degrees in areas related to DSP. The Company is focusing its current development efforts primarily on the development of enhanced versions of its existing digital cellular chip sets and new applications involving IS-95 and IS-136. During 1995, 1996 and 1997, the Company spent approximately $2.5 million, $5.3 million and $6.6 million, respectively, on research and development activities, net of any offsetting grants from the Officer of the Chief Scientist in Israel's Ministry of Industry and Trade.

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

     In the Japanese digital cellular market, the Company faces competition from existing cellular telephone manufacturers that develop in-house solutions, such as NEC, Panasonic, and Sony Corporation, from other DSP-based baseband chip suppliers, such as Asahi Kasei, and, in the future, may face competition from other chip suppliers. The Company believes that its current advantage stems from its experience in this market, early market presence and established customer base.

     In the TDMA market, the Company competes with existing cellular telephone manufacturers, such as Ericsson, Lucent, Motorola and Nokia, that develop in-house solutions.

     In the CDMA market, the Company will compete with chip sets offered by Qualcomm and possibly with other chip set manufacturers.

INTELLECTUAL PROPERTY

     Although the Company has twenty-nine patent applications pending or allowed in the United States, Japan and Israel, the Company relies primarily on its trade secret program and copyrights to protect its intellectual property. The Company attempts to protect its trade secrets and other proprietary information through agreements with its customers, suppliers, employees and consultants, and through other security measures. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful. In addition, the laws of certain countries in which the Company's products are or may be developed, manufactured or sold, including Hong Kong, Japan, Korea and Taiwan, may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

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

BACKLOG

     The Company's backlog was approximately $6.8 million at December 31, 1996 and $20.5 million at December 31, 1997. The Company includes in its backlog all accepted product purchase orders with respect to which a delivery schedule has been specified for product shipment within one year. As a result of the relatively short lead time in 1997 between receipt of product orders and shipment of products due primarily to an increase in the supply of integrated circuits and increased competition between OEMs in the Japanese wireless handset market, the Company experienced relatively low backlog levels throughout 1997, and the Company anticipates that the market for its baseband chip sets will continue to be characterized by short-term order and shipment schedules. In addition, product orders in the Company's backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Accordingly, the Company believes that backlog as of any particular date is not necessarily a reliable indicator of sales or revenues for any future period.

EMPLOYEES

     As of December 31, 1997, the Company had 175 full and part-time employees, including 106 in research and development, 17 in marketing and sales, 25 in production, and 27 in corporate, administration and production coordination.
The Company believes that its future prospects will depend, in part, on its ability to continue to attract and retain skilled engineering, marketing and management personnel, who are in great demand. In particular, there is a limited supply of highly qualified engineers with DSP experience. None of the Company's employees are covered by a collective bargaining agreement, and the Company has never experienced any strike or work stoppage. The Company believes its relations with its employees to be good.

ITEM 2.   PROPERTIES

     The Company's headquarters are located in an approximately 9,500 square foot leased facility in Cupertino, California. This facility houses the Company's management, marketing and sales personnel. The Company subleases approximately 775 square feet in this facility to another corporation. The lease for the Cupertino facility terminates in February 2001. The Company's subsidiary, DSPC Israel Ltd. ("DSPCI"), leases approximately 10,000 square feet for research and development, application engineering and manufacturing coordination activities, in a facility in Givat Shmuel, Israel. This lease terminates in April 2001. DSPCI also leases approximately 10,000 additional square feet for research and development activities in Givat Shmuel, pursuant to a lease that terminates in March 1999, with an option to extend the lease until 2002. The Company's subsidiary, CTP Systems, leases approximately 11,000 square feet for research and development, engineering and manufacturing activities in a facility in Petah-Tikva, Israel. This lease terminates in October 1999. The Company's Japanese subsidiary leases approximately 3,200 square feet in Tokyo for marketing and engineering liaison activities. This lease expires in October 1999.

ITEM 3.   LEGAL PROCEEDINGS

     As previously disclosed in the Company's reports on Form 10-Q for the quarterly periods ended June 30, 1997 and September 30, 1997, on May 12, 1997, a class action lawsuit was filed against the Company and several of its officers and directors in the Superior Court of California, Santa Clara County, bearing the caption BERT PERL, ET AL. V. DSP COMMUNICATIONS, INC., DAVIDI GILO, LEWIS
S. BROAD, GERALD DOGON, NATHAN HOD, ARNON KOHAVI AND JOSEPH PERL. A second, identical lawsuit, captioned GERSHON SONTAG, ET AL. V. DSP COMMUNICATIONS, INC., ET AL. was filed on May 22, 1997. The complaints, which were consolidated, alleged that the Company and certain of its officers and directors violated California securities laws in connection with certain statements allegedly made during the first quarter of 1997, and sought damages in an unspecified amount, interest, attorney's fees and other equitable and injunctive relief. The plaintiffs requested to have the matter certified as a class action on behalf of certain past and present shareholders of the Company. The Court sustained the Company's demurrer with leave to amend. On January 27, 1998, plaintiffs filed an amended and consolidated complaint. On February 26, 1998, two of the plaintiffs in the state action filed a similar complaint in the U.S. District Court for the Northern District of California, captioned ROBERT MISHELOW, ET AL.
V. DSP COMMUNICATIONS, INC., ET AL. The complaint makes the same allegations as the amended complaint filed in state court, but charges violations of federal securities laws.

     The Company believes that the complaints are without merit and will defend these actions vigorously. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation at this time. Any unfavorable outcome of litigation could have an adverse impact on the Company's business, financial condition and results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                       PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since December 9, 1997, the Common Stock of the Company has been traded on the New York Stock Exchange under the symbol "DSP." The Company's Common Stock was traded on the Nasdaq National Market from the Company's initial public offering on March 7, 1995 until December 8, 1997. The following table presents for the periods indicated the high and low closing prices for the Common Stock, as reported by the Nasdaq National Market or the New York Stock Exchange, as applicable.


                                                           Price Range of
                                                            Common Stock
                                                       ----------------------
                                                          High          Low
                                                       ----------------------
Fiscal Year Ended December 31, 1997
  First Quarter. . . . . . . . . . . . . . . . . . .   $25.38          $ 7.94
  Second Quarter . . . . . . . . . . . . . . . . . .   $13.13          $ 6.75
  Third Quarter. . . . . . . . . . . . . . . . . . .   $22.38          $10.31
  Fourth Quarter . . . . . . . . . . . . . . . . . .   $24.56          $10.94

Fiscal Year Ended December 31, 1996
  First Quarter. . . . . . . . . . . . . . . . . . .   $13.00          $ 8.02
  Second Quarter . . . . . . . . . . . . . . . . . .   $25.69          $12.25
  Third Quarter. . . . . . . . . . . . . . . . . . .   $30.50          $20.75
  Fourth Quarter . . . . . . . . . . . . . . . . . .   $31.63          $16.75


     On February 25, 1998, the closing price of the Company's Common Stock as reported on the New York Stock Exchange was $16.687 per share. As of February 25, 1998, there were approximately 127 holders of record of the Common Stock, which the Company believes represents approximately 8,000 beneficial holders.

DIVIDEND POLICY

     To date, the Company has neither declared nor paid any cash dividends on shares of its Common Stock. The Company presently intends to retain all future earnings for use in its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA


(Dollars in thousands, except per share data)               1997          1996            1995          1994            1993
---------------------------------------------               ----          ----            ----          ----            ----
Statement of Operations Data
(Year ended December 31)

Total revenues                                            $81,501       $ 88,899        $40,867        $15,966        $ 4,098

Gross profit                                              $36,697       $ 41,196        $17,021        $ 6,631        $ 2,135

Operating income (loss)                                   $17,701       $ 20,010        $(2,391)       $ 2,655        $(1,142)

Net income (loss)(1)(2)                                   $21,399       $ 21,750        $(2,358)       $ 2,233        $(1,026)

Earnings (loss) per share(1)(2)

  Basic                                                   $  0.51       $   0.52        $ (0.08)       $  0.17        $ (0.08)

  Diluted                                                 $  0.48       $   0.48        $ (0.08)       $  0.09        $ (0.08)

Shares used in computing earnings (loss) per share(3)

  Basic                                                    41,776         41,865         30,252         13,497         12,605

  Diluted                                                  44,922         45,564         30,252         25,624         12,605

Balance Sheet Data
(As of December 31)

Cash, cash equivalents and short-term investments        $116,641       $136,833       $ 27,988        $ 8,387        $ 3,636

Working capital                                          $108,055       $129,230       $ 29,193        $ 5,476        $ 3,602

Total assets                                             $142,896       $155,354       $ 44,119        $11,028        $ 6,397

Long-term obligations                                    $   --         $   --         $   --          $   132        $   191

Total stockholders' equity                               $115,903       $136,844       $ 34,868        $ 6,532        $ 4,122




---------------------------


(1) Net loss for 1995 includes a charge of $10,850,000 for acquired in-process technology primarily in connection with the acquisition of CTP Systems Ltd. and, to a lesser extent, in connection with a licensing arrangement. Excluding this charge, pro forma net income for 1995 was $8,492,000 or $0.28 per basic share and $0.24 per diluted share (based on 30,252,000 shares and 35,752,000 shares, respectively).

(2) Net income for 1996 includes a charge of $5,000,000 in connection with the termination of a proposed acquisition of Proxim Inc. Excluding this charge, pro forma net income for 1996 was $26,125,000 or $0.62 per basic share and $0.57 per diluted share.

(3) Net income (loss) per share information reflects the common stock two-for-one split effected in March 1996 and the common stock two-for-one split effected in December 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the 1997 Consolidated Financial Statements and notes thereto. The matters addressed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, with the exception of the historical information presented, contain forward-looking statements involving risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading "Certain Factors That May Affect Future Results" following this Management's Discussion and Analysis section, and elsewhere in this report.

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

     The consolidated financial statements present the financial condition of the Company as of December 31, 1997, the consolidated results of operations and cash flows of the Company from the Reorganization date, and the combined financial position, results of operations and cash flow of the Company with DSP Telecom prior to the Reorganization.

     At the end of 1993, the Company began the first volume shipments of its digital baseband PDC chip sets to Japanese OEMs through its distributor in Japan and in 1995 introduced and initiated shipments of its half-rate PDC chip set which enables cellular carriers to increase the capacity of their existing cellular networks. At the end of 1996, the Company initiated commercial sales of a third generation chip set for digital cellular telephones using the IS-136 TDMA standard which supports voice and limited data communications, and in the third quarter of 1997, the Company commenced volume shipments of IS-136 chip sets. The Company has also developed baseband chip sets for CDMA products using the IS-95 standard, under a CDMA license agreement with Qualcomm. The Company shipped operational samples of its CDMA chip sets in the fourth quarter of 1997 and commenced volume production of the chip sets in the first quarter of 1998. The first volume shipments are expected in the first half of 1998, and significant revenues from the CDMA chip sets are not expected until the second half of 1998.

     The fourth quarter of 1996 included a charge of $5.0 million, included in general and administrative expenses, in connection with the termination of a proposed acquisition of Proxim, Inc.

     The fourth quarter of 1995 included a charge of $10.9 million for acquired in-process technology, primarily in connection with the purchase of CTP Systems.

     The Company recorded a net income of $21.4 million on total revenues of $81.5 million in 1997, compared to a net income of $21.8 million on total revenues of $88.9 million in 1996 and a net loss of $2.4 million on total revenues of $40.9 million in 1995. Excluding the charge for the proposed acquisition in 1996 of $5.0 million and for acquired in-process technology in 1995 of $10.9 million, pro forma net income was $26.1 million for 1996 and $8.5 million for 1995.

     The results of operations subsequent to the acquisition of CTP Systems on October 26, 1995 include the results of CTP Systems. CTP Systems has developed its wireless PBX product for commercial production, and commercial shipments commenced in the fourth quarter of 1996. CTP Systems' activities incurred losses throughout 1996 and 1997 and are expected to continue to incur losses during 1998.

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationships of certain items from the Company's consolidated statements of operations as a percentage of total revenues for the years ended December 31:


                                                     1997      1996        1995
                                                    -----      -----      -----
Revenues:
  Product                                            94.3%      95.8%      90.9%
  Technology development                              5.7        4.2        9.1
                                                    -----      -----      -----
       Total revenues                               100.0      100.0      100.0

Cost of Revenues:
  Product                                            48.9       49.7       52.6
  Technology development                              6.1        4.0        5.8
                                                    -----      -----      -----
       Total cost of revenues                        55.0       53.7       58.4
                                                    -----      -----      -----
Gross Profit                                         45.0       46.3       41.6

Operating Expenses:
  Research and development                            8.1        6.0        6.2
  Sales and marketing                                 5.0        4.1        5.9
  General and administrative                         10.2       13.7        8.9
  Charge for acquired in-process technology             -          -       26.5
                                                    -----      -----      -----
       Total operating expenses                      23.3       23.8       47.5
                                                    -----      -----      -----
Operating income (loss)                              21.7       22.5       (5.9)

Interest and other income (expense), net              7.8        5.5        2.8
                                                    -----      -----      -----
Income (loss) before provision for income taxes      29.5       28.0       (3.1)

Provision for income taxes                           (3.2)      (3.5)      (2.7)
                                                    -----      -----      -----
Net income (loss)                                    26.3%      24.5%      (5.8)%
                                                    -----      -----      -----
                                                    -----      -----      -----



REVENUES

     PRODUCT:   Product revenues consist primarily of baseband chip sets for digital cellular telephones. Revenues from sales to distributors are recognized at the time the products are shipped by the distributor to the OEM customer. Other product revenues are recorded when products are shipped to customers. Product revenues were $76.8 million in 1997 compared to $85.1 million and $37.1 million in 1996 and 1995, respectively.

     The Company's product revenue growth in 1996 was primarily due to a large increase in demand leading to volume shipments of the Company's Japanese PDC digital cellular chip sets. The decline in product revenues in 1997 was primarily due to a product transition in the Japanese PDC handset market that took place in the second quarter of 1997, during which the Company's product revenues decreased to $8.1 million as compared to $19.6 million in the second quarter of 1996 (a decrease of $11.5 million quarter-on-quarter). At the end of the second quarter of 1997, the Company began shipments of its new PDC chip sets. The decrease in product revenues in the third quarter of 1997 in comparison to the third quarter of 1996 was $3.9 million ($19.1 million in third quarter of 1997 as compared to $23.0 million in the third quarter of 1996). During the fourth quarter of 1997, product revenues increased to $30.9 million in comparison to $26.4 million in the fourth quarter of 1996 (an increase of $4.5 million quarter-on-quarter). Sales prices for the Company's chip sets continued to decline in 1997 as a result of volume discounts and price pressures; however, apart from the product transition period in the second and third quarters of 1997, increased sales volume has been sufficient to offset the effect on revenues of decreasing per unit prices.

     TECHNOLOGY DEVELOPMENT: The Company has funded its technology development in part using revenue from technology development agreements. Following successful completion of technology development agreements with OEMs, the Company's strategy is to develop and market products incorporating the developed technology. Revenues are recognized only when applicable customer milestones, including deliverables, have been met, but not in excess of the amount that would be recognized using the percentage of completion method. Technology development revenues were $4.7 million in 1997, $3.8 million in 1996, and $3.7 million in 1995. The Company's technology development revenues fluctuate, and may continue to fluctuate, depending on the number and size of technology development agreements and the timing of related milestones and deliverables.

     In 1997, technology development revenues increased following the initiation and/or completion of contracts for development and support of products for PDC, TDMA and CDMA applications.

     Revenues from Japan, consisting of sales of digital chip sets for cellular telephones and technology development services, accounted for 80%, 94% and 94% of total revenues in 1997, 1996 and 1995, respectively. The Company has introduced its IS-136 TDMA and IS-95 CDMA chip sets, which are expected to produce significant revenues outside of Japan in 1998. The Company anticipates that revenues from Japan will continue to account for most of its revenues in 1998, although revenues outside of Japan are expected to continue to increase through 1999. Virtually all sales are denominated in United States dollars to reduce the effect of fluctuations in foreign currency exchange rates. In 1996 and 1997, the Company entered into dollar/yen option contracts in order to hedge against the increase in the value of the U.S. dollar against the yen and decrease exposure to currency-driven sales price pressures.

COST OF REVENUES

     COST OF PRODUCTS SOLD:   Cost of products sold consists primarily of
materials, and, to a lesser extent, warranty costs. Cost of products sold was $39.9 million in 1997, compared to $44.2 million in 1996, and $21.5 million in 1995. The increase in cost of products sold in 1996 was due to increased volume sales of chip sets, while the decrease in 1997 was a result of a decline in sales, primarily due to a product transition in the Japanese PDC market that took place in the second quarter of 1997. The cost of products as a percentage of product revenues was 51.9%, 51.9%, and 57.9%, for 1997, 1996 and 1995,
respectively. Sales of CTP Systems' wireless PBX systems, resulted in positive but relatively low margins in 1997. The Company expects that it will continue to experience relatively low margins on sales of these wireless PBX systems until higher volume sales are achieved. CTP Systems is currently engaged in a cost reduction program, the effects of which should be felt towards the end of 1998.

     The Company anticipates that the average sales price of chip sets may continue to decrease as a result of volume discounts and price pressures, which would increase the cost of products sold as a percentage of product revenues; however, any such price decreases may be offset to a certain extent by changes in the Company's terms of trade, and further cost reductions from suppliers if the Company's order volumes increase.

     In connection with its license agreement for CDMA, DSPC has agreed to pay royalties on certain sales based on specified rates. The Company expects to commence payments of these royalties in 1998 upon commencement of sales of its CDMA products.

     COST OF TECHNOLOGY DEVELOPMENT: Cost of technology development is comprised primarily of engineering salaries, subcontractors' costs and related costs. The costs of technology development contracts are recorded as incurred. Cost of technology development increased to $4.9 million in 1997 from $3.6 million in 1996 and $2.4 million in 1995 resulting from increased technology development activities. The negative gross margin on technology development in 1997 was 5.0% compared to a positive gross margin of 5.9% in 1996 and 36.8% in 1995. The margins on technology development vary depending on the similarity or diversity of the products and technologies developed, and as contractual milestones are reached.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses primarily consist of salaries and related costs of employees engaged in ongoing research, design and development activities, and materials and subcontracting costs, reduced through 1995 and 1996 by grants from the Chief Scientist. Net research and development expenses increased to $6.6 million in 1997 from $5.3 million and $2.5 million in 1996 and 1995, respectively. The increases were due to the increased level of activities in connection with the development of CDMA and TDMA products, and the continued growth in the number of engineering personnel and in projects under development. As a percentage of total revenues, research and development expenses were 8.1% in 1997, 6.0% in 1996 and 6.2% in 1995. The Company expects that its research and development expenses will continue to increase in the future, in absolute dollars.

     The Company records software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." To date, the Company has expensed all of its software costs.

SALES AND MARKETING EXPENSES

     Sales and marketing expenses are mainly comprised of employee related expenses, trade exhibition expenses, and charges for customer liaison services in Japan. Sales and marketing expenses increased to $4.1 million (5.0% of revenues) in 1997 from $3.7 million (4.1% of revenues) in 1996, and $2.4 million (5.9% of revenues) in 1995. The increase in 1996 reflects primarily the growth of sales and marketing staff at the Company's headquarters in Cupertino, California, increased participation at trade exhibitions, and increased promotion and marketing research activities. The increase in 1997 was a result of increased promotion and marketing activities.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses in 1997 were $8.4 (10.2% of revenues) compared to $12.2 million (13.7% of revenues) in 1996 (including a charge of approximately $5.0 million in connection with the termination of a proposed acquisition of Proxim, Inc.), and $3.6 million (8.9% of revenues) in 1995.

     General and administrative expenses increased in 1997 and 1996 compared to 1995, in absolute dollars, as a result of increased staffing levels in 1996 at the Company's headquarters in Cupertino, California, and at the facilities of DSPC Israel Ltd., an Israeli subsidiary of the Company ("DSPCI"), and, in 1997, increased facility expenses, increased administration expenses and fees (including a one-time admission fee to the New York Stock Exchange), and increased legal fees resulting from a class action that was filed against the Company (see Item 3 above).

CHARGE FOR ACQUIRED IN-PROCESS TECHNOLOGY

     The Company recorded a charge of $10.9 million in the fourth quarter of 1995, which consisted of $9.6 million for acquired in-process technology associated with the acquisition of CTP Systems, and $1.3 million for acquired in-process technology associated with a licensing arrangement. See Note 9 to the consolidated financial statements.

INTEREST AND OTHER INCOME (EXPENSE), NET

     Interest and other income (expense), net, includes interest and investment income, foreign currency remeasurement gains and losses, and other expenses. Interest and other income (expense), net, in 1997 was $6.3 million compared to $4.8 million in 1996, and $1.1 million in 1995.

     Interest and other income (expense), net, in 1997, 1996 and 1995 was generated primarily from interest and realized gains on the Company's cash and investment balances, including the proceeds from the IPO completed in March 1995, and from the Company's follow-on public offerings completed in June 1995 and April 1996.

PROVISION FOR INCOME TAXES

     The tax provisions for 1997, 1996 and 1995 have been favorably impacted by the benefits of the Israeli "Approved Enterprise" status. The Approved Enterprise status was granted according to investment plans and will allow the Company's Israeli subsidiaries a two to four year tax holiday on undistributed earnings, and a corporate tax rate of 10% to 25% for an additional six to eight years on each of the investment plans' proportionate share of income. The benefits under these investment plans are scheduled to expire in 2005.

     As of December 31, 1997, the Company had United States federal, state, and Israel net operating loss carryforwards of approximately $27.8 million, $13.8 million and $5.2 million, respectively. The United States federal and state net operating loss carryforwards will expire at various dates beginning in years 2001 through 2012. The Israeli loss carryforwards have no expiration date.

     The Company's effective tax rate was approximately 11% for 1997 and 13% for each of 1996 and 1995 (excluding the charge for Israeli acquired in-process technology of $9.6 million in 1995). The decrease in the Company's effective tax rate for 1997 was mainly due to a tax refund received by one of the Company's Israeli subsidiaries as a result of final tax assessments by the Israeli Income Tax Authorities for the tax years up to and including the 1995 tax year. Over time, the Company's tax rate is expected to increase due to the elimination of the tax benefits awarded with the Approved Enterprise status, as well as potential increases due to rules regarding controlled foreign corporations ("CFC"). Losses incurred by the Company or any of its subsidiaries in one country generally will not be deductible by entities in other countries in the calculation of their respective local taxes. Likewise, losses generated by one Israeli entity will not offset income generated by another Israeli entity. Therefore, losses incurred by one Israeli entity or a combined loss of the U.S. entities will increase the Company's effective tax rate.

     Management has assessed the need for a valuation allowance against the deferred tax assets and concluded that it is more likely than not that $9.5 million will not be realized. The remaining deferred tax asset of approximately $2.2 million will be realized based on current levels of future taxable income. Of the total valuation allowance, $8.7 million relates to deferred tax assets attributable to stock option deductions, the benefit of which will be credited to equity when realized.

     DSP Telecom, DSPCI and CTP Systems (collectively, the "Israeli Companies") are CFCs for United States income tax purposes. Accordingly, all or a portion of the earnings of these Israeli Companies are subject to United States taxation if, among other things, the Israeli Companies lend funds to the Company or otherwise invest in certain proscribed assets; or the Israeli Companies engage in various types of transactions defined in the Subpart F provisions of the United States Internal Revenue Code. However, if the Israeli Companies' earnings become subject to United States taxation, DSPC may be eligible to utilize its Israeli and other foreign income taxes as a credit against its United States income taxes. The Company believes that its existing plans will minimize the impact of the CFC rules for the immediate future, subject to any changes in United States tax laws that may occur. However, over time, the CFC rules may cause the Company's tax rate to increase.

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

IMPACT OF INFLATION

     The rate of inflation in Israel in 1997, 1996 and 1995 was 7.0%, 10.6%, and 8.1%, respectively. While substantially all of the Company's sales and expenses are denominated in United States dollars, a portion of the Company's expenses are denominated in Israeli shekels. The Company's primary expense paid in Israeli currency is Israeli-based employee salaries. As a result, an increase in the value of Israeli currency in comparison to the United States dollar could increase the cost of technology development, research and development expenses and general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company uses independent foundries to fabricate its baseband chip set products, minimizing its need to invest in manufacturing equipment and to develop integrated circuit fabrication processes. However, the Company relies on its independent foundries to achieve acceptable manufacturing yields and to allocate to the Company a sufficient portion of foundry capacity to meet the Company's needs. The Company to date has ordered products from its foundries primarily upon receipt of orders for chip sets from its distributor or OEM customers and has not maintained any significant inventory of its chip sets. This strategy allows the Company to avoid utilizing its capital resources for manufacturing facilities and inventory and allows the Company to focus substantially all of its resources on the design, development and marketing of its products. The Company maintains limited inventory in anticipation of orders from its distributors or OEM customers. CTP Systems manufactures its PBX systems product and therefore utilizes capital resources for its manufacturing facility and for payment to external subcontractor assembly facilities. To date, production of PBX systems has been limited and has not had a material effect on the Company's liquidity or capital resources.

     The Company has financed its operations and investments in capital equipment primarily through cash provided by operations and sales of equity securities. The Company received gross proceeds of approximately $9.4 million through private sales of equity securities prior to the IPO in March 1995, approximately $18.9 million from the IPO, $10.5 million from the follow-on offering in June 1995, and $75.6 million from the second follow-on offering in April 1996.

     As of December 31, 1997, the Company had $116.6 million of cash, cash equivalents and short-term investments.

     In 1997, the Company repurchased 5,869,800 shares of its Common Stock in its share repurchase program, using an aggregate of approximately $52.6 million. In addition, in January and February 1998, the Company repurchased an additional 753,900 shares for approximately $10.6 million. The Company may, from time to time, repurchase additional shares of its Common Stock under its share repurchase program.

     The Company's operating activities provided cash of $21.3 million in 1997, $32.9 million in 1996 and $4.0 million in 1995. Net cash provided from operations in 1997 was comprised primarily of net income, an increase in current liabilities, less an increase in trade accounts receivable and current assets. Trade accounts receivable increased to $11.2 million at December 31, 1997, due to the timing of shipments and payments. Accounts receivable have to date been primarily from TEC, the Company's distributor in Japan, which accounted for 85% of the Company's accounts receivable at December 31, 1997. The Company's write-offs of accounts receivable have not been material to date.

     The Company's investing activities, other than purchases of and proceeds from sales and maturities of short-term investments, have consisted of expenditures for fixed assets, which totaled $2.1 million in 1997.

     In obtaining approval of the Reorganization from Israeli tax authorities, which was completed immediately before the closing of the IPO, the Company agreed to invest in activities in Israel in an amount of not less than $9.0 million out of the proceeds of the IPO within three years after the IPO. Through December 31, 1997, $5.0 million has been transferred to Israel. The Company is in the process of applying for an extension of the above three year period and expects to receive approval. If approval of the extension is not received, the Company will comply with the original investment requirement.

     As of December 31, 1997, the Company also had issued bank guarantees and letters of credit totaling $2.5 million. The Company believes that its existing cash, cash equivalents and short-term investment balances, will be sufficient to meet its cash requirements for at least the next twelve months.

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

IMPACT OF YEAR 2000

     Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. In 1997, the Company initiated a project to modify or replace portions of its systems so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company has determined that it has no exposure to contingencies related to the Year 2000 issue for the products it has sold. The Company expects this project to be substantially complete in 1999 and does not expect to incur material costs on this project. In addition, the Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company may be vulnerable to those third parties' failure to remediate their own Year 2000 issues. Despite these efforts, there can be no assurance that the Company will not encounter unforeseen problems in its own computer systems, or that the systems of other companies on which the Company's operations rely will be upgraded or replaced in a timely manner. Such unforeseen problems in the Company's systems, or failures to address this issue by other companies could have an adverse effect on the Company's operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     This Form 10-K contains forward looking statements concerning the Company's existing and future products, markets, expenses, revenues, liquidity, performance and cash needs as well as the Company's plans and strategies. These forward looking statements are based on current management expectations, and the Company assumes no obligation to update this information. Numerous factors could cause actual results and events to differ significantly from the results anticipated by management and described in these forward looking statements, including but not limited to the following risk factors.

     RELIANCE ON A SMALL NUMBER OF OEMS AND ON TWO DISTRIBUTORS; COMPETITION IN THE OEM MARKET. Substantially all of the Company's sales of PDC baseband chip sets for digital cellular telephones are to TEC, the Company's distributor in Japan, and all of the Company's sales of TDMA chip sets are to TEC and to TEA, the Company's distributor in the United States. These distributors' sales of the Company's products are concentrated in a small number of OEM customers. In 1997, seven OEM customers accounted for substantially all of the sales of the Company's PDC baseband chip sets, while two other OEM customers accounted for all sales of the Company's TDMA chip sets. The loss of TEC or TEA as a distributor or the loss of or significant reduction in the distributors' sales to any of these OEMs could have a material adverse effect on the Company's business, financial condition and results of operations.

     Because the world-wide cellular subscriber equipment industry is dominated by a small number of large corporations, the Company expects that a significant portion of its future product sales will continue to be concentrated in a limited number of OEMs. In addition, the Company believes that the manufacture of subscriber equipment for emerging telecommunications services, such as personal communications services ("PCS"), will also be concentrated in a limited number of OEMs. As a result, the Company's performance is likely to depend on relatively large orders from a limited number of distributors and OEMs. The Company's performance will also depend in part on gaining additional OEM customers, both within existing markets and in new markets. The competition between OEMs in the wireless handset market is intense and is increasing. The Company's performance depends significantly on the ability of its OEM customers to establish, or to maintain and increase their market share in this market.
The loss of any existing OEM customer, a significant reduction in the level of sales to any existing customers, or the failure of the Company to gain additional OEM customers could have a material adverse effect on the Company's business, financial condition and results of operations.

     RELIANCE ON A SINGLE PRODUCT; NEED FOR NEW PRODUCT INTRODUCTIONS. Since December 1993, the Company has relied upon sales from a single product, its PDC baseband chip set for digital cellular telephones for use in Japan, to generate substantially all of its product sales. In the second half of 1997, the Company commenced volume shipments of its TDMA chip set for digital telephones for use outside of Japan. The Company believes that its success will depend in part on its ability to develop successfully additional products for digital cellular telephones, PCS and wireless PBX applications. The Company is in the process of developing, introducing and marketing new products; however, there can be no assurance that it will be successful in doing so, or that completion of development of products will not be delayed. The success of new products will also depend on, among other things, the ability of the Company to market the products successfully, the growth of the relevant markets for the products, and the success of the Company's OEM customers in completing in a timely manner their development of handsets or other OEM products utilizing the Company's products and in successfully competing in the applicable markets. In addition, the Company will likely use independent foundries to manufacture any such products (with the exception of CTP Systems' wireless PBX products, which are currently manufactured by CTP Systems), and there can be no assurance that the products will be able to be manufactured in a timely manner, in commercial quantities, at reasonable cost, and with acceptable yields and quality standards, particularly with new products, such as the new PDC chip set, the TDMA-based chip set and the CDMA-based chip set, that incorporate new manufacturing technology. If the Company is unable, for technological or other reasons, to develop, introduce and manufacture in a timely manner new products and to market them successfully, or if the Company's OEMs are unable successfully to develop and market their products, the Company's business and results of operations could be materially and adversely affected. In addition, the Company anticipates that for the foreseeable future new product introductions may cause significant fluctuations in quarterly operating results.

     EXPECTED FLUCTUATIONS IN QUARTERLY OPERATING RESULTS AND POTENTIAL QUARTERLY LOSSES. The Company's quarterly operating results depend on the volume and timing of product orders received and delivered during the quarter and the timing of new product introductions by the Company and its customers.
In addition, the Company's quarterly operating results have in the past and may continue to vary significantly as a result of other factors, including the introduction of new products by the Company's competitors; market acceptance of new products; the greater number of manufacturing days in the second and third quarters; changes in general economic conditions, particularly in Japan and the Far East; adoption of new technologies and standards; relative prices of the Company's products; competition; the cost and availability of components; the mix of products sold; the quality and availability of chip sets manufactured for the Company by third parties; changes in the Company's distribution arrangements; and sales of wireless subscriber equipment by OEMs.

     DEPENDENCE ON JAPANESE MARKET AND ECONOMY; FLUCTUATION OF EXCHANGE RATE. Sales of the Company's products may be affected materially by the condition of the Japanese economy, which has recently experienced a slowing of growth. A significant negative change in the condition of the Japanese economy could have a material adverse effect on the Company's business, financial condition and results of operations. The future performance of the Company will be dependent, in large part, upon its ability to continue to compete successfully in the
Japanese market.   The Company's ability to continue to compete in this market will be dependent upon several factors, including no deterioration of existing trade relations between Japan, Israel and the United States or imposition of tariffs in the wireless personal communications industry, no adverse changes in the Japanese telecommunications regulatory environment, the Company's ability to develop products that meet the technical requirements of its Japanese customers, and the Company's ability to maintain satisfactory relationships with its Japanese customers and its distributor in Japan. All of the Company's sales to its Japanese customers are denominated in United States dollars and, therefore, fluctuations in the exchange rate for the United States dollar could materially increase the price of the Company's products to these customers and require the Company to reduce prices of its products to remain competitive. Changes in the political or economic conditions, trade policy or regulation of telecommunications in Japan could have a material adverse effect on the Company's business, financial condition and results of operations.

     DECLINING SALES PRICES. Manufacturers of wireless personal communications equipment are experiencing, and are likely to continue to experience, intense price pressure, which has resulted and is expected to continue to result in downward pricing pressure on the Company's products. As a result, the Company has experienced, and expects to continue to experience, declining sales prices for its products. In addition, pricing competition among handset manufacturers and component suppliers has increased. There can be no assurance that either increases in unit volume, changes in the Company's terms of trade, or reductions in per unit costs will offset declines in per unit sales prices, in which case the Company's gross profit would be adversely affected. Since cellular telephone manufacturers frequently negotiate supply arrangements well in advance of delivery dates, the Company often must commit to price reductions for its products before it is aware of how, or if, such cost reductions can be obtained. As a result, such current or future price reduction commitments could have, and any inability of the Company to respond to increased price competition would have, a material adverse effect on the Company's business, financial condition and results of operations.

     UNCERTAINTIES RELATED TO TDMA-BASED PRODUCT. In the third quarter of 1997, the Company began commercial shipments of a newly-developed baseband chip set for IS-136 TDMA-based products, currently for the North American market. However, the IS-136 TDMA standard has only recently been introduced, and the success of the Company in marketing its IS-136 TDMA-based chip set will be dependent on, among other things, the success of the IS-136 TDMA standard and growth of the IS-136 TDMA market. There can be no assurance that the IS-136 TDMA standard will be widely adopted or that the IS-136 TDMA-based chip set will be successful in the marketplace. Sales of the Company's IS-136 TDMA-based products will also be dependent on the success of the Company's OEM customers in completing their development of IS-136 TDMA-based handsets in a timely manner and in successfully competing in the IS-136 TDMA handset market. In addition, the Company uses independent foundries to manufacture the product, and there can be no assurance that this chip set will continue to be able to be manufactured in a timely manner, in commercial quantities and at reasonable cost. If the Company is unable, for technological or other reasons, to manufacture in a timely manner the IS-136 TDMA-based chip set and to market the product successfully, or if the Company's OEMs are unable successfully to develop and market their IS-136 TDMA-based products, the Company's business and results of operations could be materially and adversely affected.

     UNCERTAINTIES RELATED TO CDMA-BASED PRODUCT. The Company has developed a baseband chip set for IS-95 CDMA products pursuant to a license agreement with Qualcomm for CDMA technology. In the fourth quarter of 1997, the Company delivered operational engineering samples of the CDMA chip set, and in the first quarter of 1998 commenced volume production of the CDMA chip set. Although the Company extensively tested the CDMA chip set prior to its introduction, design adjustments may yet be required which could result in delays in further or expanded volume production or recalls of the chip sets already produced. Although the Company has not to date experienced any significant errors or the need for any material adjustments with respect to the CDMA chip set, the occurrence of such errors or adjustments could have a material adverse effect on the Company's business, financial condition or results of operations. Sales of the Company's CDMA-based products will be dependent on the success of the Company's OEM customers in completing their development of CDMA-based handsets in a timely manner and in successfully competing in the CDMA-based handset market. In addition, there has to date been only limited deployment of CDMA-based digital cellular networks, and the success of the Company in marketing its CDMA-based chip set will be dependent on, among other things, the success of the CDMA standard and growth of the CDMA subscriber population.
There can be no assurance that the CDMA standard will be widely adopted or that the CDMA-based chip set will be successful in the marketplace. In addition, the Company uses independent foundries to manufacture the product, and there can be no assurance that this chip set will be able to be manufactured in a timely manner, in commercial quantities and at reasonable cost. If the Company is unable, for technological or other reasons, to manufacture in a timely manner and at competitive cost, the CDMA-based chip set and to market the product successfully, or if the Company's OEMs are unable successfully to develop and market their products, the Company's business and results of operations could be materially and adversely affected.

     RELIANCE ON THIRD PARTY MANUFACTURERS. All of the Company's integrated circuits are currently fabricated by independent third parties, and the Company intends to continue using independent foundries in the future. To date, the Company has purchased most of the DSP chips for its PDC baseband chip sets for cellular telephones from Texas Instruments Incorporated ("TI"). The Company also buys all of the DSP chips used in the products of CTP Systems from TI. The Company purchases standard DSP chips from TI, and TI embeds the Company's proprietary software algorithms in TI's chips. In addition, the Company currently purchases its DSP chips and its application specific integrated circuits ("ASICs") for its IS-136 D-AMPS chip sets from NEC Corporation ("NEC"); its ASICs for its PDC chip sets from Atmel ES2 and VLSI Technology, Inc. ("VTI"); its ASICs for analog baseband chip sets from TI; and its ASICs for CTP Systems' products from American Microsystems, Inc. ("AMI"). The Company also purchases its IS-95 CDMA chip sets from other independent foundries. Accordingly, the Company is and will remain dependent on independent foundries, including TI, NEC, AMI, Atmel ES2, VTI and others, to achieve acceptable manufacturing yields, to allocate to the Company a sufficient portion of foundry capacity to meet the Company's needs and to offer competitive pricing to the Company. Although the Company has not experienced material quality, allocation or pricing problems to date, if such problems were to arise in the future, they would have a material adverse effect on the Company's business, financial condition and results of operations.

     REDUCED VISIBILITY; DECREASED BACKLOG. During the second half of 1996 and the first half of 1997, the period of time between the receipt of orders for the Company's products and the date requested by OEM customers for shipment of products declined, due primarily to increased competition among OEMs in the Japanese wireless handset market and to an increase in the supply of integrated circuits. This reduced lead time resulted in decreased backlog levels and decreased the time period for which the Company is able to estimate future product demand. Although the Company's visibility increased somewhat during the second half of 1997, the Company anticipates that the market for its baseband chip sets will continue to be characterized by short-term order and shipment schedules. Accordingly, since the Company's revenue expectations and planned operating expenses are in large part based on these estimates rather than on firm customer orders, the Company's quarterly operating results could be materially adversely affected if orders and revenues do not meet expectations.

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

     OPERATIONAL AND COMMERCIAL RISKS ASSOCIATED WITH CTP SYSTEMS. In October 1995, the Company acquired for $14.1 million CTP Systems, a developer and manufacturer of wireless PBX systems and other low-mobility wireless communications applications. Although CTP Systems began commercial shipments of wireless PBX equipment to OEM customers in the fourth quarter of 1996, and is currently shipping to four OEM customers, it still has not reached commercially viable levels of shipments. Sales of wireless PBX systems worldwide in 1997 were lower than forecasts. Wireless PBX sales are currently to vertical and limited applications. It is still not clear when and if the Wireless PBX market will experience significant growth and how successful the Company's OEMs will be in this market. CTP Systems is currently engaged in further development to facilitate a cost reduction program that may require the Company to incur additional engineering expenses to correct any problems or redesign the product.

     Although CTP Systems has commenced manufacturing its PBX product, it has not yet manufactured commercial quantities on a continuous basis. The Company believes that CTP Systems' existing manufacturing facilities and subcontracted assembly facilities will enable it to produce commercial quantities of its PBX equipment. No assurance can be given, however, that manufacturing or control problems will not arise as CTP Systems increases production of its product, or as additional facilities are required in the future. CTP Systems is subject to various risks associated with the manufacturing process, including errors in the manufacturing process, shortages of required components, manufacturing equipment failures and disruptions of operations at the manufacturing facility. Prolonged inability of CTP Systems to deliver products in a timely manner could result in the loss of customers and a material adverse effect on its results of operations. In addition, CTP Systems may be required to develop, adapt or acquire additional production technology, facilities and technical personnel in the event the PBX system equipment is modified or redesigned. Since CTP Systems has limited manufacturing experience, there can be no assurance that prices for CTP Systems' products will cover the manufacturing costs for its product. In addition, certain of the components included in CTP Systems' products are obtained from a single source or a limited group of suppliers. The partial or complete loss or delay of the supply of components from certain of these sources could result in a significant reduction in CTP Systems' revenues and could also damage certain customer relationships.

     RELIANCE ON INTERNATIONAL OPERATIONS; RISKS OF OPERATIONS IN ISRAEL. The Company is subject to the risks of doing business internationally, including unexpected changes in regulatory requirements; fluctuations in the exchange rate for the United States dollar; imposition of tariffs and other barriers and restrictions; and the burdens of complying with a variety of foreign laws. The Company is also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. In particular, the Company's principal research and development facilities are located in the State of Israel and, as a result, as of December 31, 1997, 155 of the Company's 175 employees were located in Israel, including most of the Company's senior management and all of the Company's research and development personnel. Therefore, the Company is directly affected by the political, economic and military conditions to which that country is subject. In addition, many of the Company's expenses in Israel are paid in Israeli currency, thereby also subjecting the Company to foreign currency fluctuations and to economic pressures resulting from Israel's generally high rate of inflation. The rate of inflation in Israel for 1996 and 1997 was 10.6% and 7.0%, respectively. While substantially all of the Company's sales and expenses are denominated in United States dollars, a portion of the Company's expenses are denominated in Israeli shekels. The Company's primary expense paid in Israeli currency is Israeli-based employee salaries. As a result, an increase in the value of Israeli currency in comparison to the United States dollar could increase the cost of technology development, research and development expenses and general and administrative expenses. There can be no assurance that currency fluctuations, changes in the rate of inflation in Israel or any of the other aforementioned factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

     MANAGEMENT OF GROWTH. The growth and development in the Company's business has placed, and is expected to continue to place, a significant strain on the Company's management and operations. To manage its growth and development, the Company must continue to implement and improve its operational, financial and management information systems and expand, train and manage its employees. The anticipated increase in product development, general and administrative, and marketing and sales expenses coupled with the Company's reliance on OEMs to successfully market and develop products that incorporate the Company's proprietary technologies could have an adverse effect on the Company's performance in the next several quarters. The Company's failure to manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

     FUTURE ACQUISITIONS. The Company's strategy includes obtaining additional technologies and may involve, in part, acquisitions of products, technologies or businesses from third parties. Identifying and negotiating these acquisitions may divert substantial management resources. An acquisition could absorb substantial cash resources, could require the Company to incur or assume debt obligations, or could involve the issuance of additional Common or Preferred Stock. The issuance of additional equity securities would dilute and could represent an interest senior to the rights of then outstanding Common Stock of the Company. An acquisition which is accounted for as a purchase, like the acquisition of CTP Systems, could involve significant one-time, non-cash write-offs, or could involve the amortization of goodwill and other intangibles over a number of years, which would adversely affect earnings in those years. Acquisitions outside the digital communications area may be viewed by outside market analysts as a diversion of the Company's focus on digital communications. For these and other reasons, the market for the Company's stock may react negatively to the announcement of any acquisition. An acquisition will continue to require attention from the Company's management to integrate the acquired entity into the Company's operations, may require the Company to develop expertise in fields outside its current area of focus, and may result in departures of management of the acquired entity. An acquired entity may have unknown liabilities, and its business may not achieve the results anticipated at the time of the acquisition.

     VOLATILITY OF STOCK PRICE. The price of the Company's Common Stock has experienced substantial fluctuation, and the Company believes that factors such as announcements of developments related to the Company's business, announcements by competitors, quarterly fluctuations in the Company's financial results and general conditions in the wireless personal communications industry in which the Company competes or the national economies in which the Company does business, fluctuation in levels of consumer spending for cellular telephones in Japan, and other factors could cause the price of the Company's Common Stock to continue to fluctuate in the future, perhaps substantially. In addition, in recent years the stock market in general, and the market for shares of technology stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Such fluctuations could have a material adverse effect on the market price of the Company's Common Stock.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this Item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding directors and executive officers required by Item 10 is incorporated by reference from the information under the captions "Election of Directors," "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on May 12, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference from the information under the caption "Executive Compensation and Other Information" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on May 12, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on May 12, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on May 12, 1998.

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

3.1B Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated November 13, 1996 (Filed as Exhibit 3.1B to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, as filed on March 24, 1997, and incorporated herein by reference).

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

EXHIBIT
NUMBER    EXHIBIT TITLE
------    -------------

10.1 Form of Indemnification Agreement for directors and executive officers (Filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, File No. 33-87506, as declared effective on March 7, 1995, and incorporated herein by reference).

10.2*     1995 Director Stock Option Plan, as amended.

10.3* 1995 Employee and Consultant Stock Plan (Filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, File No. 33-87506, as declared effective on March 7, 1995, and incorporated herein by reference).

10.4* 1992 Israeli Key Employee Share Incentive Plan (Filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, File No. 33-87506, as declared effective on March 7, 1995, and incorporated herein by reference).

10.5* 1995 Employee Stock Purchase Plan (Filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, File No. 33-87506, as declared effective on March 7, 1995, and incorporated herein by reference).

10.6 Non-Exclusive Distribution Agreement dated as of January 1, 1994, between DSP Telecom and Tomen Electronics Corp. (Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed on February 26, 1998, and incorporated herein by reference).

10.7 Technology Assignment and License Agreement dated as of January 7, 1994 between DSP Group and DSP Telecom (Filed as Exhibit 10.14 to the Registrant's Registration Statement on Form S-1, File No. 33-87506, as declared effective on March 7, 1995, and incorporated herein by reference).

10.8 License Agreement dated as of March 25, 1994 between DSP Telecom and DSP Semiconductors USA, Inc. (Filed as Exhibit 10.15 to the Registrant's Registration Statement on Form S-1, File No. 33-87506, as declared effective on March 7, 1995, and incorporated herein by reference).

10.9 Lease Agreement dated February 21, 1991 for a portion of the Company's facilities located in Givat Shmuel, Israel, together with documentation transferring the Lease from DSP Semiconductors Ltd. to DSP Telecom (in Hebrew) (Filed as Exhibit 10.27 to the Registrant's Registration Statement on Form S-1, File No. 33-87506, as declared effective on March 7, 1995, and incorporated herein by reference).

10.10 Lease Agreement dated February 21, 1991 for a portion of the Company's facilities located in Givat Shmuel, Israel, together with documentation transferring the Lease from DSP Semiconductors Ltd. to DSP Telecom (in English) (Filed as Exhibit 10.28 to the Registrant's Registration Statement on Form S-1, File No. 33-87506, as declared effective on March 7, 1995, and incorporated herein by reference).

10.11 Development and License Agreement dated May 1, 1993 between Texas Instruments Incorporated and DSP Telecom (Filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K, as filed on February 26, 1998, and incorporated herein by reference).

EXHIBIT
NUMBER         EXHIBIT TITLE

10.12 Lease Agreement dated December 15, 1994 for the Company's headquarters located in Cupertino, California (Filed as Exhibit 10.30 to the Registrant's Registration Statement on Form S-1, File No. 33-87506, as declared effective on March 7, 1995, and incorporated herein by reference).

10.13 Development and License Agreement dated as of March 31, 1993 between NEC Electronics Inc. and DSP Telecom, Inc. (Filed as Exhibit 10.33 to the Registrant's Registration Statement on Form S-1, File No. 33-87506, as declared effective on March 7, 1995, and incorporated herein by reference).

10.14* 1994 Employee and Consultant Stock Plan (Filed as Exhibit 10.34 to the Registrant's Registration Statement on Form S-1, File No. 33-87506, as declared effective on March 7, 1995, and incorporated herein by reference).

10.15 Addendum No. 1 to Lease Agreement between Multiline Service International Limited and DSP Semiconductors Ltd. and DSPC Israel Ltd. dated December 3, 1995, together with Guarantee by DSP Communications Inc. (in English & Hebrew) (Filed as Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, as filed on March 30, 1996, and incorporated herein by reference).

10.16 Addendum No. 2 to Lease Agreement between Multiline Service International Limited and DSPC Israel Ltd., dated December 3, 1995 (in English and Hebrew) (Filed as Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, as filed on March 30, 1996, and incorporated herein by reference).

10.17 Lease Agreement for CTP Systems' facility located in Petah-Tikva, Israel (in Hebrew) (Filed as Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, as filed on March 30, 1996, and incorporated herein by reference).

10.18     1996 Nonstatutory Employee and Consultant Stock Option Plan (Filed as
          Exhibit 10.41 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, as filed on August 12, 1996, and incorporated herein by reference).

10.19* 1996 Stock Option Plan (Filed as Exhibit 10.42 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, as filed on November 14, 1996, and incorporated herein by reference).

10.20* Employment Agreement, dated as of June 15, 1996, between DSP Telecom, Inc. and Michael Lubin (Filed as Exhibit 10.43 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, as filed on November 14, 1996, and incorporated herein by reference).

EXHIBIT
NUMBER         EXHIBIT TITLE

10.21* Amended and Restated Employment Agreement, dated as of November 1, 1996, between DSP Telecom, Inc. and Davidi Gilo (Filed as Exhibit
          10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, as filed on March 24, 1997, and incorporated herein by reference).

10.22* Employment Agreement, dated as of September 16, 1996 between DSP Telecom, Inc. and Stephen Pezzola (Filed as Exhibit 10.26 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, as filed on August 13, 1997, and incorporated herein by reference).

10.23* Amendment to Employment Agreement, dated as of November 5, 1997, between DSP Telecom, Inc. and Davidi Gilo.

10.24* Employment Agreement, dated as of January 1, 1998, between DSPC Israel Ltd. and Nathan Hod.

10.25* Employment Agreement, dated as of January 1, 1998, between DSPC Israel Ltd. and Gerald Dogon.

10.26* Amended and Restated Employment Agreement, dated as of January 1, 1998, between DSP Communications, Inc., DSP Telecom, Inc. and Stephen Pezzola.

10.27 Rental Contract dated January 8, 1996 for a portion of the Company's facilities in Givat Shmuel, Israel (in English).

10.28 Rental Contract dated December 24, 1997 for a portion of the Company's facilities in Givat Shmuel, Israel (in English).

21.1      Subsidiaries of the Company.

23.1      Consent of Ernst & Young LLP, Independent Auditors.

27.1      Financial Data Schedule (1997)

27.2      Restated Financial Data Schedule (1996)

27.3      Restated Financial Data Schedule (1995)

------------------------

* Indicates management contract or compensation plan or arrangement in which directors and/or executive officers of the Registrant are eligible to participate.


(b)  REPORTS ON FORM 8-K

     None.

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

Date:  March 16, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.






        SIGNATURE                    TITLE                      DATE


  /s/ Nathan Hod          Chairman of the Board of       March 16, 1998
-----------------------   Directors, President and      ----------------------
 Nathan Hod               Chief Executive Officer
                          (Principal Executive
                          Officer)

  /s/ Gerald Dogon        Executive Vice President,      March 16, 1998
-----------------------   Chief Financial Officer       ----------------------
 Gerald Dogon             and Director  (Principal
                          Financial and Accounting
                          Officer)

                          Director
-----------------------                                 ----------------------
 Neill Brownstein


  /s/ Lewis Broad         Director                       March 16, 1998
-----------------------                                 ----------------------
 Lewis Broad


  /s/ Andrew Schonzeit    Director                       March 16, 1998
-----------------------                                 ----------------------
 Andrew Schonzeit


  /s/ Shigeru Iwamoto     Director                       March 16, 1998
-----------------------                                 ----------------------
 Shigeru Iwamoto

  /s/ Avraham Fischer     Director                       March 16, 1998
-----------------------                                 ----------------------
 Avraham Fischer

                               DSP COMMUNICATIONS, INC.

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            PAGE

Report of Ernst & Young LLP, Independent Auditors. . . . . . . . . . . . . . F-2

Consolidated Balance Sheets as of December 31, 1997 and 1996 . . . . . . . . F-3

Consolidated Statements of Operations --
Years ended December 31, 1997, 1996, and 1995. . . . . . . . . . . . . . . . F-4

Consolidated Statements of Stockholders' Equity --
Years ended December 31, 1997, 1996, and 1995. . . . . . . . . . . . . . . . F-5

Consolidated Statements of Cash Flows --
Years ended December 31, 1997, 1996, and 1995. . . . . . . . . . . . . . . . F-6

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . F-7

                  Report of Ernst & Young LLP, Independent Auditors


The Board of Directors and Stockholders
DSP Communications, Inc.

We have audited the accompanying consolidated balance sheets of DSP Communications, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DSP
Communications, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



Palo Alto, California
January 13, 1998
except for Note 13, as to which the date is February 9, 1998

                            DSP Communications, Inc.

                          Consolidated Balance Sheets
               (In thousands, except share and per share data)


                                                            DECEMBER 31,

                                                         1997          1996
                                                     ------------------------
ASSETS

Current assets:

     Cash and cash equivalents                        $  82,322     $  77,799
     Short-term investments                              34,319        59,034
     Trade accounts receivable (net of allowance for
       doubtful accounts of $0 and $132 in 1997 and
       1996, respectively)                               11,200         7,054
     Other current assets                                 7,207         3,373
                                                     ------------------------
Total current assets                                    135,048       147,260

Property and equipment, net                               4,151         3,565
Other assets                                              3,697         4,529
                                                     ------------------------
                                                      $ 142,896     $ 155,354
                                                     ------------------------
                                                     ------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                 $   9,372     $   3,747
     Accrued liabilities                                 17,093        11,793
     Deferred income                                        528         2,490
                                                     ------------------------
Total current liabilities                                26,993        18,030

Other liabilities                                             -           480

Commitments and contingencies

Stockholders' equity:
     Preferred stock, par value $0.001 per share,
          5,000,000 shares authorized; no shares
          issued and outstanding                              -             -
     Common stock, par value $0.001, 110,000,000
          shares authorized; 40,427,710 shares
          issued and outstanding at December 31,
          1997 (44,497,177 shares in 1996)                   40            44
     Additional paid-in capital                          84,890       127,226
     Retained earnings                                   30,973         9,574
                                                     ------------------------
Total stockholders' equity                              115,903       136,844
                                                     ------------------------
                                                     $  142,896     $ 155,354
                                                     ------------------------
                                                     ------------------------


                              SEE ACCOMPANYING NOTES.

                              DSP Communications, Inc.
                       Consolidated Statements of Operations
                       (In thousands, except per share data)




                                                              YEAR ENDED DECEMBER 31,
                                                       1997           1996            1995
                                                   ------------------------------------------
Revenues:
  Product                                            $76,817        $85,128        $37,127
  Technology development                               4,684          3,771          3,740
                                                   ------------------------------------------
Total revenues                                        81,501         88,899         40,867
                                                   ------------------------------------------

Cost of revenues:
  Product                                             39,885         44,153         21,483
  Technology development                               4,919          3,550          2,363
                                                   ------------------------------------------
Total cost of revenues                                44,804         47,703         23,846
                                                   ------------------------------------------

Gross profit                                          36,697         41,196         17,021


Operating expenses:
  Research and development                             6,562          5,311          2,524
  Sales and marketing                                  4,078          3,685          2,407
  General and administrative                           8,356         12,190          3,631
  Charge for acquired in-process technology               --             --         10,850
                                                   ------------------------------------------
Total operating expenses                              18,996         21,186         19,412
                                                   ------------------------------------------

Operating income (loss)                               17,701         20,010         (2,391)


Interest and other income (expense), net               6,332          4,848          1,148
                                                   ------------------------------------------
Income (loss) before provision for income taxes       24,033         24,858         (1,243)
Provision for income taxes                            (2,634)        (3,108)        (1,115)
                                                   ------------------------------------------
Net income (loss)                                    $21,399        $21,750        $(2,358)
                                                   ------------------------------------------
                                                   ------------------------------------------



Earnings (loss) per share:
  Basic                                                $0.51          $0.52         $(0.08)
                                                   ------------------------------------------
                                                   ------------------------------------------
  Diluted                                              $0.48          $0.48         $(0.08)
                                                   ------------------------------------------
                                                   ------------------------------------------

Shares used in computing earnings (loss) per share:
  Basic                                               41,776         41,865         30,252
                                                   ------------------------------------------
                                                   ------------------------------------------
  Diluted                                             44,922         45,564         30,252
                                                   ------------------------------------------
                                                   ------------------------------------------




                              SEE ACCOMPANYING NOTES.

                              DSP Communications, Inc.
                  Consolidated Statements of Stockholders' Equity
                         (In thousands, except share data)



                                                        Common Stock         Ordinary Shares   Additional  Retained      Total
                                                  --------------------------------------------   Paid-In   Earnings   Stockholders'
                                                     Shares     Amount     Shares      Amount    Capital   Deficit)      Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                             400   $    --    5,721,360   $  1,386  $ 14,964    $ (9,818)      $6,532
  Conversion of ordinary shares into common
     stock                                        22,885,440        23   (5,721,360)    (1,386)    1,363          --
  Issuance of common stock for warrants
     exercised                                       505,432        --           --         --       187          --          187
  Issuance of common stock pursuant to options
     exercised                                     1,073,940         1           --         --       922          --          923
  Issuance of common stock in public offerings,
     net                                          11,746,632        12           --         --    29,241          --       29,253
  Change in net unrealized gain on securities
     available for sale                                   --        --           --         --       331          --          331
  Net loss                                                --        --           --         --        --      (2,358)      (2,358)
                                                  ---------------------------------------------------------------------------------
Balance at December 31, 1995                      36,211,844        36           --         --    47,008     (12,176)      34,868
  Issuance of common stock under stock option
     and stock purchase plans (2,076,882
     shares and 11,187 shares, respectively)       2,088,069         2           --         --     3,273          --        3,275
  Issuance of common stock in public offering,
     net                                           6,197,264         6           --         --    75,616          --       75,622
  Tax benefit related to stock option plans               --        --           --         --     1,617          --        1,617
  Change in net unrealized gain on securities
     available for sale                                   --        --           --         --      (288)         --         (288)
  Net income                                              --        --           --         --        --      21,750       21,750
                                                  ---------------------------------------------------------------------------------
Balance at December 31, 1996                      44,497,177        44           --         --   127,226       9,574      136,844
  Issuance of common stock under stock option
     and stock purchase plans (1,789,039 shares
     and 11,294 shares, respectively)              1,800,333         2           --         --     9,995          --        9,997
  Repurchase of common stock                      (5,869,800)       (6)          --         --   (52,622)         --      (52,628)

  Compensation expense related to stock options           --        --           --         --       332          --          332

  Change in net unrealized gain on securities
     available for sale                                   --        --           --         --       (41)         --          (41)

Net income                                                --        --           --         --        --      21,399       21,399
                                                  ---------------------------------------------------------------------------------
Balance at December 31, 1997                      40,427,710   $    40           --   $     --   $84,890     $30,973     $115,903
                                                  ---------------------------------------------------------------------------------
                                                  ---------------------------------------------------------------------------------

                               SEE ACCOMPANYING NOTES.
                                         F-5

                               DSP Communications, Inc.

                        Consolidated Statements of Cash Flows
                                    (In thousands)


                                                     YEAR ENDED DECEMBER 31,
                                                   1997      1996      1995
                                                ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                               $ 21,399  $ 21,750  $ (2,358)
Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
  Depreciation                                     1,433       946       418
  Amortization                                       832       832       139
  Compensation expense related to shares
    issued in a Subsidiary                           370       310       170
  Compensation expense related to stock options      332         -         -
  Charge for acquired in-process technology            -         -     9,600
  Other                                                -        (1)     (360)
Changes in operating assets and liabilities,
    net of effects of acquisition:
  Trade accounts receivable                       (4,146)    1,784    (7,257)
  Other current assets                            (3,713)   (1,647)     (169)
  Accounts payable                                 5,686       333     2,007
  Accrued liabilities                              1,057     6,604     2,431
  Deferred income                                 (1,962)    2,017      (621)
                                                ----------------------------
Net cash provided by operating activities         21,288    32,928     4,000
                                                ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of CTP, net of cash acquired               -         -   (13,886)
Cash purchases of equipment                       (2,097)   (2,702)   (1,203)
Proceeds from sales of equipment                      17        10        34
Purchases of short-term investments              (42,149)  (97,340)  (68,685)
Sales and maturities of short-term investments    66,823    55,714    51,934
Other assets                                           -         -      (750)
                                                ----------------------------
Net cash provided by (used in) investing
    activities                                    22,594   (44,318)  (32,556)
                                                ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of lease obligations                        -         -      (190)
Issuance of common stock for cash                  9,997    78,897    30,892
Repurchase of common stock                       (49,356)        -         -
                                                ----------------------------
Net cash provided by (used in) financing
    activities                                   (39,359)   78,897    30,702
                                                ----------------------------

Increase in cash and cash equivalents              4,523    67,507     2,146
Cash and cash equivalents at beginning of year    77,799    10,292     8,146
                                                ----------------------------
Cash and cash equivalents at end of year        $ 82,322  $ 77,799  $ 10,292
                                                ----------------------------
                                                ----------------------------

                               SEE ACCOMPANYING NOTES.
                                         F-6

                               DSP Communications, Inc.

                                    (In thousands)


                                                   YEAR ENDED DECEMBER 31,
                                                   1997      1996      1995
                                                ----------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
Interest paid                                   $      -  $      -  $    127
                                                ----------------------------
                                                ----------------------------
Income taxes paid                               $    624  $    730  $    445
                                                ----------------------------
                                                ----------------------------

SUPPLEMENTAL NONCASH INVESTING AND FINANCING
  INFORMATION
Equipment cost payable                          $     64    $  125  $    130
                                                ----------------------------
                                                ----------------------------
Loan provided to CTP before acquisition         $      -    $    -  $    750
                                                ----------------------------
                                                ----------------------------
Amounts payable for repurchase of common stock  $  3,272    $    -  $      -
                                                ----------------------------
                                                ----------------------------




                               SEE ACCOMPANYING NOTES.

                               DSP COMMUNICATIONS, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

DSP Communications, Inc. ("DSPC" or the "Company"), a Delaware corporation incorporated on November 23, 1994, succeeded to the business of DSP Telecommunications Ltd., an Israeli company ("DSP Telecom"), pursuant to a reorganization completed upon the closing of the Company's initial public offering ("IPO") on March 14, 1995, under which DSP Telecom became a wholly owned subsidiary of DSPC (the "Reorganization"). The Reorganization was accounted for in a manner similar to a pooling of interests.

The consolidated financial statements include the accounts of DSPC, its subsidiaries DSP Telecom Inc., a California corporation, DSP Communications (Japan) Inc., a Japanese corporation, DSPC Israel Ltd. ("DSPCI"), an Israeli company; DSP Telecom; and effective October 31, 1995, CTP Systems Ltd., an Israeli company ("CTP") (see Note 9). DSPC wholly owns all of its subsidiaries except for less than a 1% minority interest in DSPCI represented by nonvoting preferred stock of DSPCI held by certain employees and advisors. Intercompany accounts and transactions have been eliminated in consolidation.

NATURE OF OPERATIONS AND RELATED CONCENTRATIONS

The Company applies its expertise in the development, design and marketing of DSP (digital signal processing) software, algorithms and VLSI circuit design to develop highly integrated, low power and cost-effective chip sets for wireless personal communications applications. Following the CTP Acquisition, DSPC also provides wireless PBX solutions for the office environment.

The major portion of DSPC's product revenues to date have been generated from the sale of a single product, its baseband chip set for digital cellular telephones, for use mainly in Japan. In the second half of 1997, the Company commenced volume shipments of chip sets for use outside of Japan.

Substantially all of the Company's product revenues are from sales to its two distributors who in turn sell to OEM manufacturers in Japan and other areas.
The Company's distributors are not subject to minimum purchase requirements and can cease marketing the Company's products at any time. The loss of either of the Company's distributors could have a material adverse effect on the Company's business, financial condition and results of operations. Substantially all of these distributors' sales were made to a small number of customers in 1997, 1996 and 1995. Because the worldwide cellular subscriber equipment industry is dominated by a small number of large corporations, DSPC expects that a significant portion of its future product revenues will continue to be concentrated in a limited number of customers. The loss of one or more of these customers would have a material adverse effect on the Company's results of operations.

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

                               DSP COMMUNICATIONS, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NATURE OF OPERATIONS AND RELATED CONCENTRATIONS (CONTINUED)

DSPC's integrated circuits are fabricated by independent third party suppliers. The Company's reliance on these suppliers involves a number of risks, including the possibility of an insufficient supply of DSP chips, noncompetitive pricing and discontinued production of the DSP chip currently utilized to produce the Company's products. During and at the end of 1997, the Company had four major suppliers for the integrated circuits. The reliance on a small number of suppliers may subject the Company from time to time to quality, allocation and pricing constraints.

REVENUE RECOGNITION

PRODUCT - Product revenue relates to sales of baseband chip sets for cellular telephones and to wireless PBX systems. Revenue from product sales to customers, other than sales to distributors, are recorded when products are shipped. Sales to distributors, under agreements allowing price protection and right of return on products unsold by the distributors, are not recognized until the products are sold by the distributors to OEM manufacturers. DSPC accrues estimated sales returns/exchanges for end-user sales and warranty costs upon recognition of sales. DSPC has not experienced significant warranty claims to date.

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

Deferred income consists of the following at December 31 (in thousands):


                                                  1997                1996
                                             ----------------------------------
     Product revenues                             $ 528              $2,390
     Technology development revenues                 --                 100
                                             ----------------------------------
                                                  $ 528              $2,490
                                             ----------------------------------
                                             ----------------------------------


RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and through 1996 were reduced by related participation from programs sponsored by the Israeli government.

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

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets (generally from 3 to 5 years) or the life of the lease, whichever is shorter.

FOREIGN CURRENCY TRANSACTION

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

The Company utilizes financial instruments to reduce financial market risks. These instruments are used to hedge anticipatory transactions. The foreign exchange forward contract position as of December 31, 1997 is to hedge $3,600,000 in foreign currency exposure. These contracts mature in the first quarter of 1998. The Company does not use derivative financial instruments for trading purposes. Material gains and losses on currency options that are designated and effective as hedges of anticipated transactions are deferred and recognized in income in the same period that the underlying transactions are settled.

                              DSP COMMUNICATIONS, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS (LOSS) PER SHARE

In 1997 the Financial Accounting Standards Board ("FASB") issued Statement No. 128, EARNINGS PER SHARE, according to which the calculation of primary and fully diluted earnings per share, was replaced with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to Statement 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31 as follows (in thousands except per share data):



                                                               1997           1996           1995
                                                           -----------    -----------    -----------
Numerator for basic and diluted earnings per share -
  net income (loss)                                          $  21,399      $  21,750      $  (2,358)
                                                           -----------    -----------    -----------
                                                           -----------    -----------    -----------

Denominator for basic earnings per share -
  weighted average shares                                       41,776         41,865         30,252
Effect of dilutive securities - employee stock options           3,146          3,699             --
                                                           -----------    -----------    -----------
Denominator for diluted earnings per share -
  adjusted weighted average shares                              44,922         45,564         30,252
                                                           -----------    -----------    -----------
                                                           -----------    -----------    -----------

Earnings (loss) per share:
  Basic                                                      $    0.51      $    0.52      $   (0.08)
                                                           -----------    -----------    -----------
                                                           -----------    -----------    -----------
  Diluted                                                    $    0.48      $    0.48      $   (0.08)
                                                           -----------    -----------    -----------
                                                           -----------    -----------    -----------



For additional disclosures regarding the employee stock options, see Note 8. During 1997 and 1996, options to purchase 860,753 shares and 137,205 shares, respectively, of common stock were outstanding but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 5.5 million shares of common stock were outstanding during 1995 but were not included in the computation of diluted earnings per share as the effect would be antidilutive.

The earnings (loss) per share amounts reflect the common stock splits through December 31, 1997 and are computed using the weighted average number of common and ordinary shares outstanding and the effect of dilutive securities.

                              DSP COMMUNICATIONS, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATIONS OF CREDIT RISK

Financial instruments that subject DSPC to credit risk consist principally of cash equivalents and short term investments and trade receivables. The Company invests cash equivalents and short-term investments through high-quality financial institutions. The majority of DSPC's product sales are to a single distributor who in turn sells to manufacturers of consumer electronics products. No collateral is required from the distributor or end customers. As of December 31, 1997, approximately $9,500,000 or 85% of trade accounts receivable is due from this distributor. Write-off of accounts receivable through December 31, 1997 have been insignificant.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

DSPC considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. As of December 31, 1997, pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, all debt securities are designated as available-for-sale. Available-for-sale securities are carried at fair value, which is determined based upon the quoted market prices of the securities, with unrealized gains and losses reported in stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

INTANGIBLE ASSETS

Intangible assets consist of acquired developed technology and goodwill resulting from the CTP acquisition (see Note 9) which are being amortized over the estimated useful lives of five years. Acquired developed technology and goodwill, with a cost of $4,161,000 and accumulated amortization of $1,803,000 and $971,000 at December 31, 1997 and 1996, respectively, are included in other assets. Management assesses the realizability of the goodwill and the acquired technology at each balance sheet date.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed in note 8, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

                              DSP COMMUNICATIONS, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING STANDARDS

In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. Adoption is required in 1998 and will not have an impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which currently are reported in stockholders' equity, to be included in other comprehensive income and the disclosure of total comprehensive income.

In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS 131") SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 is required in 1998 and will have no impact on the Company's consolidated results of operations, financial position or cash flows.

                              DSP COMMUNICATIONS, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2. AVAILABLE-FOR-SALE SECURITIES

The following is a summary of available-for-sale securities at December 31, 1997: (in thousands)




                                    AMORTIZED        UNREALIZED     UNREALIZED    FAIR MARKET
                                      COST              GAINS         LOSSES         VALUE
                                -------------------------------------------------------------

Bank time deposit                $  3,062             $  -           $  -          $  3,062
Commercial paper                    4,172                -              -             4,172
Closed-end mutual fund shares      11,776                -              -            11,776
U.S. corporate obligations         22,222                1             (7)           22,216
U.S. municipal obligations         11,108                8              -            11,116
U.S. government obligations         3,034                -              -             3,034
                                -------------------------------------------------------------
                                 $ 55,374             $  9           $ (7)         $ 55,376
                                -------------------------------------------------------------
                                -------------------------------------------------------------

Reported as:
  Cash equivalents               $ 21,057             $  -           $  -          $ 21,057
  Short-term investments           34,317                9             (7)           34,319
                                -------------------------------------------------------------
                                 $ 55,374             $  9           $ (7)         $ 55,376
                                -------------------------------------------------------------
                                -------------------------------------------------------------

The following is a summary of available-for-sale securities at December 31, 1996 (in thousands):

                                    AMORTIZED        UNREALIZED     UNREALIZED    FAIR MARKET
                                      COST              GAINS         LOSSES         VALUE
                                -------------------------------------------------------------

Bank time deposit                $ 13,904             $  -           $  -          $ 13,904
Commercial paper                    6,039                -              -             6,039
Closed-end mutual fund shares      20,577                -              -            20,577
U.S. corporate obligations         30,658               29             (2)           30,685
U.S. municipal obligations         19,430               11             (3)           19,438
U.S. government obligations         7,233                8              -             7,241
                                -------------------------------------------------------------
                                 $ 97,841             $ 48           $ (5)         $ 97,884
                                -------------------------------------------------------------
                                -------------------------------------------------------------

Reported as:
  Cash equivalents               $ 38,850             $  -           $  -          $ 38,850
  Short-term investments           58,991               48             (5)           59,034
                                -------------------------------------------------------------
                                 $ 97,841             $ 48           $ (5)         $ 97,884
                                -------------------------------------------------------------
                                -------------------------------------------------------------

                              DSP COMMUNICATIONS, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2. AVAILABLE-FOR-SALE SECURITIES (CONTINUED)


During the years ended December 31, 1997 and 1996, the change in net unrealized gains were decreases of $41,000 and of $288,000, respectively. Proceeds from the sale of available-for-sale securities were $58,778,000, $106,822,000 and $13,019,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Realized gains and losses on the sale of available-for-sale securities for the year ended December 31, 1997 and 1996 were immaterial. Realized gains on the sale of available-for-sale securities during 1995 were $369,000. There were no realized losses on the sale of available-for-sale securities during 1995.

The contractual maturity of available-for-sale securities as of December 31, 1997 is as follows: 1998 - $43,830,000; 1999 - $11,546,000.

3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31 (in thousands)


                                                    1997           1996
                                               -------------------------------

Computer and laboratory equipment              $  5,928          $  4,047
Furniture, fixtures and other                       679               752
Leasehold improvements                            1,263             1,100
                                               -------------------------------
                                                  7,870             5,899
Accumulated depreciation                         (3,719)           (2,334)
                                               -------------------------------
                                               $  4,151          $  3,565
                                               -------------------------------
                                               -------------------------------

4. ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31 (in thousands):


                                                    1997           1996
                                               -------------------------------

Income tax authorities                         $  5,961          $  3,570
Compensation and benefits                         3,361             3,533
Repurchase of common stock                        3,272                -
Warranty reserve                                  2,894             3,069
Other                                             1,605             1,621
                                               -------------------------------
                                               $ 17,093          $ 11,793
                                               -------------------------------
                                               -------------------------------

                              DSP COMMUNICATIONS, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.  LEASES

The Company leases facilities in Cupertino, California, in Israel and in Japan under noncancelable operating leases expiring on different dates between March 1999 and February 2001.

Future minimum payments under noncancelable operating leases with initial terms of one year or more consist of the following at December 31, 1997
(in thousands):


                    1998                                            $ 1,276
                    1999                                              1,034
                    2000                                                645
                    2001                                                153
                                                                --------------
                                                                    $ 3,108
                                                                --------------
                                                                --------------

The gross rental payments under all operating leases were $1,142,000, $865,000 and $497,000 in 1997, 1996 and 1995, respectively. Rental expense, net of reimbursements from sublessees, was $962,000, $784,000 and $412,000 in 1997, 1996, and 1995, respectively.

6. COMMITMENTS AND CONTINGENCIES

ISRAELI GOVERNMENT RESEARCH GRANTS

The Company has participated in programs sponsored by the Israeli Government for the support of research and development activities. Through December 31, 1996, the Company obtained grants from the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade (the "Chief Scientist") aggregating approximately $3,000,000 for participation in a number of research and development projects. The terms of the grants from the Chief Scientist prohibit the transfer of technology developed pursuant to the terms of these grants to any person, without the prior written consent of the Chief Scientist. The Company was obligated to pay royalties to the Chief Scientist, amounting to 3% of the sales of the products developed out of such projects up to an amount equal to 150% of the grant received. For the years ended December 31, 1996 and 1995, the Company charged cost of revenues for approximately $724,000 and $1,142,000, respectively, for royalties on products that were commercially developed out of projects funded by research grants from the Chief Scientist.
As of December 31, 1996, the Company decided not to apply for further grants from the Chief Scientist and repaid all amounts owed pursuant to the grants relating to products being currently marketed by the Company.

                               DSP COMMUNICATIONS, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

OTHER ROYALTY COMMITMENTS

In connection with certain license agreements, DSPC agreed to pay royalties on certain sales based on specified rates. The Company has not commenced payments of these royalties as of December 31, 1997.

CTP participated with one of its customers in a program sponsored by the BIRD Foundation, which was terminated prior to the acquisition by DSPC. In connection with the program, CTP agreed to pay to the BIRD Foundation royalties on its wireless PBX product sales at specified rates of 2.5% to 5%, up to an aggregate total of approximately $800,000 as adjusted for changes in the consumer price index. Through December 31, 1997, the Company has paid or accrued royalties to the BIRD Foundation in the aggregate amount of $80,000.

SEVERANCE LIABILITY

The Company's liability for severance pay and pension, pursuant to Israeli law is fully provided for through insurance contracts and by accrual. As of December 31, 1997, virtually all of the liability is funded. The amounts maintained with insurance companies and part of pension and severance pay funds, are not under the control of the Company and, therefore, are not included in the financial statements. Pension and severance expenses for the years ended December 31, 1997, 1996 and 1995 amounted to approximately $917,000, $802,000 and $493,000, respectively.

INVESTMENT COMMITMENT

In obtaining approval of the Reorganization from Israeli tax authorities, the Company agreed to invest in activities in Israel no less than $9,000,000 out of the proceeds of the initial public offering within three years after consummation of the offering. Through December 31, 1997, $5,000,000 has been transferred to Israel. The Company is in the process of applying for an extension of the above three year period.

LITIGATION

On May 12, 1997, a class action lawsuit was filed against the Company and several of its officers and directors in the Superior Court of California, Santa Clara Country. A second, identical lawsuit was filed on May 22, 1997. The complaints, which were consolidated, alleged that the Company and certain of its officers and directors violated California securities laws in connection with certain statements allegedly made during the first quarter of 1997, and sought damages in an unspecified amount, interest, attorney's fees and other costs, and other equitable and injunctive relief. The plaintiffs requested to have the matter certified as a class action on behalf of certain past and present shareholders of the Company. The Court sustained the Company's demurrer with leave to amend. On January 27, 1997, plaintiffs filed an amended and consolidated complaint.

The Company believes that the complaint is without merit and is defending this action vigorously. However, due to the inherent uncertainties of litigation, the Company can not accurately predict the ultimate outcome at this time. Any unfavorable outcome could have adverse impact on the Company's business, financial condition and results of operations.

                               DSP COMMUNICATIONS, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7. CREDIT ARRANGEMENTS

As of December 31, 1997, the Company had issued bank guarantees and a letter of credit totaling $2,482,000. The term of the letter of credit is through November 27, 1998.

8. STOCKHOLDERS' EQUITY

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

COMMON STOCK

During April 1997, the board of directors authorized management to implement a repurchase program pursuant to which the Company, from time to time and at management's discretion, may purchase up to an aggregate of 4,000,000 shares of the Company's common stock, in open-market and privately negotiated transactions. During May 1997, the board of directors increased the number of shares of common stock authorized to be repurchased under DSPC's repurchase plan to 8,000,000 shares. Repurchased shares of common stock will be retired. As of December 31, 1997, the Company has repurchased 5,869,800 shares of its common stock, with an aggregate purchase price of $52,628,000, pursuant to the repurchase plan.

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



8. STOCKHOLDERS' EQUITY (CONTINUED)

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

1996 DIRECTOR STOCK OPTION PLAN

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

OPTION EXCHANGE PROGRAM

In March 1997, the Company adopted an Option Exchange Program whereby employee options which were previously granted at exercise prices greater than $9.88 and $10.88 per share for non-executives and executives, respectively, were exchanged. The exercise price of the new options for non-executives and executives are: $9.88 and $10.88 per share, respectively. Notwithstanding the original vesting schedule, the new options generally vest over a three year period and have a term of five years. A total of 4.0 million options with a weighted-average exercise price of $21.55 were exchanged and are reflected in the following table as cancellations and grants.

                               DSP COMMUNICATIONS, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8. STOCKHOLDERS' EQUITY (CONTINUED)

SHARE OPTION PLANS

A summary of the Company's stock option activity under all option plans and related information for the years ended December 31 is as follows (in thousands except per share information):

                                                               Weighted
                                 Shares          Shares         Average       Weighted
                                Available        Under         Exercise        Average        Options
                                For Grant        Option          Price        Fair Value     Exercisable
                                ---------       -------        --------       ----------     ----------
Year ended December 31, 1994       1,287          3,531         $ 0.99
 Authorized                        5,200              -         $    -
 Granted                         (3,238)          3,238         $ 3.98         $ 1.75
 Exercised                             -        (1,068)         $ 0.87
 Canceled and forfeited              167          (167)         $ 2.40
                                ---------       -------
Year ended December 31, 1995       3,416          5,534         $ 2.71                         1,360
 Authorized                        3,000              -         $    -
 Granted                         (4,307)          4,307         $19.92         $ 8.33
 Exercised                             -        (2,077)         $ 1.57
 Canceled and forfeited              374          (374)         $ 3.94
                                ---------       -------
Year ended December 31, 1996       2,483          7,390         $13.00                           995
 Granted                         (6,233)          6,233         $11.63         $ 4.85
 Exercised                             -        (1,789)         $ 5.50
 Canceled and forfeited            5,214        (5,214)         $19.60
                                ---------       -------
Year ended December 31, 1997       1,464          6,620         $ 8.49                           953
                                ---------       -------
                                ---------       -------

                               DSP COMMUNICATIONS, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8. STOCKHOLDERS' EQUITY (CONTINUED)

SHARE OPTION PLANS (CONTINUED)

The options outstanding at December 31, 1997 have been segregated into ranges for additional disclosure as follows (in thousands except per share information):

                          Options Outstanding                   Options Exercisable
                ----------------------------------------------------------------------
                                  Weighted-                     Options
                   Options         Average     Weighted-       Currently     Weighted-
   Range of     Outstanding at    Remaining     Average       Exercisable     Average
   Exercise      December 31,    Contractual   Exercise     at December 31,  Exercise
    Prices           1997      Life (in years)   Price            1997         Price
--------------------------------------------------------------------------------------
$ 0.06-$ 3.25       1,055           2.33        $  2.32            464        $  1.83
$ 3.88-$ 5.00         816           2.44        $  4.26            380        $  4.33
$ 5.69-$ 9.69         628           3.58        $  7.42             64        $  6.71
$ 9.88-$ 9.88       1,995           4.24        $  9.88              -        $     -
$10.25-$10.88       1,518           4.26        $ 10.52              8        $ 10.25
$10.91-$19.38         608           5.27        $ 16.12             37        $ 16.39
                ---------------------------------------------------------------------
$ 0.06-$19.38       6,620           3.80        $  8.49            953        $  3.79
                ---------------------------------------------------------------------
                ---------------------------------------------------------------------

OPTIONS GRANTED ABOVE FAIR VALUE

Substantially all options have been granted at fair market value. In 1997 and 1996, options to purchase 2,078,000 and 420,000 shares, respectively, were granted with an exercise price in excess of the fair market value on the date of grant. The weighted-average exercise prices and the weighted-average fair values of these options were $10.88 and $4.79, respectively, in 1997 and $26.00 and $9.08, respectively, in 1996. In 1995, all options were granted at fair market value. During 1997, the Company recorded compensation cost of $332,000 for stock-based compensation awards granted to consultants.

1995 EMPLOYEE STOCK PURCHASE PLAN

DSPC has reserved 2,000,000 shares of common stock for issuance under the 1995 Employee Stock Purchase Plan (the "1995 Purchase Plan"). Under the 1995 Purchase Plan, eligible employees are permitted to purchase shares of common stock at the end of each six month purchase period during a two year offering period (the "Offering Period"), through payroll deductions not exceeding 10% of an employee's compensation. The price per share is equal to 85% of the fair market value of the common stock on the first day of the Offering Period or on the last day of the applicable purchase period, whichever is lower. As of December 31, 1997, approximately 22,500 shares of common stock had been issued under this plan.

                               DSP COMMUNICATIONS, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8. STOCKHOLDERS' EQUITY (CONTINUED)

PRO FORMA DISCLOSURES

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free rates of 5.6% to 6.7%, 5.0% to 7.0%; and 5.0% to 7.0%; no dividend yield; volatility factors of the expected market price of the Company's common stock of .75, .65 and .65; and a weighted-average expected life of the option of approximately 2.5 years.

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

PRO FORMA DISCLOSURES (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for per share information):



                                             1997           1996          1995
                                         ---------------------------------------
Pro forma net income                      $  5,469       $ 15,194      $ (3,452)

Pro forma earnings per share
  Basic                                   $   0.13       $   0.36      $  (0.11)
  Diluted                                 $   0.13       $   0.34      $  (0.11)

Shares used in the calculation
 of pro forma earnings per share:
  Basic                                     41,776         41,865         30,252
  Diluted                                   42,971         44,464         30,252


Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully realized until 1998.

                           DSP COMMUNICATIONS, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8. STOCKHOLDERS' EQUITY (CONTINUED)

COMMON STOCK RESERVED FOR FUTURE ISSUANCE

As of December 31, 1997, approximately 10,062,000 shares of common stock are reserved for future issuance under the Company's stock option and stock purchase plans.

9. MERGER AND ACQUISITION ACTIVITY

On October 26, 1995, the Company acquired all of the outstanding shares of CTP, which develops wireless PBX and other low mobility wireless applications, for $13,600,000 in cash. The transaction was accounted for as a purchase. The purchase price of $14,130,000, which consisted of the $13,600,000 cash payment and approximately $500,000 of transaction costs, was allocated based on an independent appraisal as follows (in thousands):

                    Net tangible assets                       $   369
                    Acquired developed technology               1,700
                    Acquired in-process technology              9,600
                    Goodwill                                    2,461
                                                           -------------
                    Total purchase price                      $14,130
                                                           -------------
                                                           -------------

The purchase price allocation resulted in a $9,600,000 charge to acquired in-process technology in the fourth quarter of 1995. The acquired in-process technology represents the appraised value of technology in the development stage that had not yet reached technological feasibility and does not have alternative future uses. The total charge for acquired-in-process technology of $10,850,000 in the fourth quarter of 1995 also included $1,250,000 of acquired-in-process technology in connection with a license arrangement. The results of CTP are consolidated from October 31, 1995. The results of operations of CTP from October 26, 1995 to October 31, 1995 were not material to DSPC.

In connection with the acquisition, prior shareholders of CTP were entitled to receive a contingent earn-out payment on March 31, 1998. Due to CTP's operating results for the year ended December 31, 1997, the Company will not be required to make this contingent earn-out payment.

In the fourth quarter of 1996, the Company incurred a charge of approximately $5,000,000 in connection with the termination of a proposed acquisition of Proxim, Inc.

                           DSP COMMUNICATIONS, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




10. INCOME TAXES

The provision for income taxes consists of the following for the years ended December 31 (in thousands):

                                                   1997            1996           1995
                                            ----------------------------------------------
Current:
 Federal                                          $   283         $   630         $    -
 State                                                  -             170              -
 Foreign                                            2,472           2,770           1,115
                                            ----------------------------------------------
                                                    2,755           3,570           1,115

Deferred:
 Federal                                                -            (183)              -
 Foreign                                             (121)           (279)              -
                                            ----------------------------------------------
                                                     (121)           (462)              -
                                            ----------------------------------------------
Provision for income taxes                        $ 2,634         $ 3,108         $ 1,115
                                            ----------------------------------------------
                                            ----------------------------------------------

The tax benefits resulting from the exercise of nonqualified stock options and the disqualifying dispositions of shares acquired under the Company's incentive stock option plans were $1,617,000 in 1996. Such benefit was credited to additional paid-in capital.

Pretax income (loss) from foreign operations was $23,424,000 in 1997, $24,655,000 in 1996, and $(164,000) in 1995.

A reconciliation between the Company's effective tax rate and the United States ("U.S.") federal statutory rate of 35% for the years ended December 31 is as follows (in thousands):

                                                    1997            1996           1995
                                            ----------------------------------------------
Tax (benefit) at U.S. statutory rate              $8,412           $ 8,700        $  (435)
State taxes, net of federal benefit                    -               110              -
Valuation of temporary differences                     -              (163)           399
Foreign earnings taxes at less than
 U.S. rate                                        (6,342)           (7,656)        (2,209)
Charge for acquired Israeli in-process
 technology                                            -                 -          3,360
Unbenefited foreign losses                         1,006             1,518              -
Other                                               (442)              599              -
                                            ----------------------------------------------
Provision for income taxes                        $2,634           $ 3,108       $  1,115
                                            ----------------------------------------------
                                            ----------------------------------------------

                           DSP COMMUNICATIONS, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




10. INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows at December 31 (in thousands):


                                                         1997           1996
                                                    ---------------------------
Deferred tax assets:
 Net operating loss carryforwards                      $10,824        $ 6,178
 Accruals and reserves not currently deductible            585            535
 Foreign tax credits                                         -            484
 Capitalized research and development                      321            409
 Other                                                       8             97
                                                    ---------------------------
Total deferred tax assets                               11,738          7,703
Valuation allowance                                     (9,538)        (5,624)
                                                    ---------------------------
Total deferred tax assets                              $ 2,200        $ 2,079
                                                    ---------------------------
                                                    ---------------------------

Of the valuation allowance as of December 31, 1997, $8,729,000 is related to the benefits of stock options, which will be credited to paid-in capital when realized. The valuation allowance increased by $4,322,000 in 1996.

As of December 31, 1997, the Company has U.S. federal, state and Israel net operating loss carryforwards of approximately $27,800,000, $13,800,000 and $5,200,000, respectively. The federal and state net operating loss carryforwards will expire beginning in years 2001 through 2012 if not utilized. The Israeli loss carryforwards have no expiration date. Utilization of the net operating loss carryforwards may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions.

Net undistributed earnings of the foreign subsidiaries amounted to approximately $42,000,000 at December 31, 1997. These earnings are considered to be indefinitely reinvested, and accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits) and additional Israeli corporate income and withholding taxes in the amount of approximately $17,000,000.

The Approved Enterprise status was granted according to several investment plans and will allow the Israeli subsidiaries a two to four year tax holiday on undistributed earnings and a corporate tax rate of 10% to 25% for an additional six to eight years on each of the investment plan's proportionate share of income. The benefits under these investment plans are scheduled to fully expire in 2005.

The per share (diluted) benefit of the Israeli tax holiday was $0.14, $0.17 and $0.07 per diluted share for 1997, 1996 and 1995, respectively.

                              DSP COMMUNICATIONS, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



11.  RELATED PARTY TRANSACTIONS

In prior years, DSP Telecom entered into technology licensing, engineering, and marketing, and marketing arrangements and had transactions with DSP Group, Inc. a Delaware corporation, and its subsidiaries ("DSP Group"). DSP Group was DSP Telecom's former parent and is primarily engaged in the development of DSP-based software for digital speech products. One of DSPC's former directors is DSP Group's chairman of the board.

Pursuant to these arrangements and transactions, through 1996, the Company performed certain contract engineering, research and development, sales and marketing, and general and administrative services for, and received certain research and development, sales and marketing, and general and administrative services from DSP Group, amounting to approximately none and $64,000, respectively, in 1996 and $183,000 and $1,135,000, respectively, in 1995.

Currently, the Company has a license agreement with DSP Group, which gives DSPC rights to develop five integrated circuits using DSP Group's current generation digital signal processor technology.

Until 1996, DSPC performed certain technology development services for a former, significant stockholder in the amounts of $112,500 in 1996 and $710,000 in 1995. DSPC also sold chipsets to the same former, significant stockholder. Product revenues from such transactions amounted to $6,260,000 and $8,379,000 in 1996 and 1995, respectively. Management believes that the transactions with the former stockholder were at arms-length.

In the normal course of business, DSPC provided certain officers and employees loans, which amounted to an aggregate of $336,000 and $319,000 at December 31, 1997, and 1996, respectively.

                              DSP COMMUNICATIONS, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  INDUSTRY SEGMENT REPORTING


DSPC and its subsidiaries operate in one industry segment, principally the development and marketing of integrated circuits for the wireless communications market. Operations in Israel include research, development and sales. Operations in the U.S. include marketing and sales.


The following is a summary of operations within geographic areas for the years ended December 31 (in thousands):



                                                  1997           1996           1995
                                             -------------------------------------------
Revenues from unaffiliated customers:
  United States                                $ 13,992       $  2,711        $ 1,066
  Israel                                          1,456          1,917            525
  Japan                                          65,553         83,771         38,517
  Others                                            500            500            759
                                             -------------------------------------------
                                               $ 81,501       $ 88,899        $40,867
                                             -------------------------------------------
                                             -------------------------------------------

Income (loss) before provision for
  income taxes:
  United States                                $    609           $203        $(1,079)
  Israel                                         23,424         24,655           (164)
                                             -------------------------------------------
                                               $ 24,033       $ 24,858        $(1,243)
                                             -------------------------------------------
                                             -------------------------------------------

Identifiable assets:
  United States                                $ 66,810       $105,587        $31,637
  Israel                                         81,473         51,107         20,365
  Eliminations                                   (5,387)        (1,340)        (7,883)
                                             -------------------------------------------
                                               $142,896       $155,354        $44,119
                                             -------------------------------------------
                                             -------------------------------------------



In 1997, 1996 and 1995 sales of chip sets through its distributors (two in 1997 and one in 1996 and 1995) accounted for 88%, 91% and 89% of total revenues, respectively.

13.  OTHER SUBSEQUENT EVENTS

On January 15, 1998, the board of directors authorized an increase of 2,000,000 shares under the 1996 Stock Option Plan, subject to shareholder approval.

Subsequent to December 31, 1997 and through February 9, 1998, the Company repurchased approximately 753,900 additional shares of its common stock, with an aggregate purchase price of $10,598,000, pursuant to the repurchase plan described in Note 8.

14.  EVENTS SUBSEQUENT TO THE REPORT OF INDEPENDENT AUDITORS (UNAUDITED)

With respect to Note 6, on February 26, 1998, two of the plaintiffs in the state action filed a similar complaint in the U.S. District Court for the Northern District of California. The complaint makes the same allegations as the amended complaint filed in state court but charges violations of federal securities laws.

                               DSP COMMUNICATIONS, INC.

                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


     Col. A                                       Col. B                 Col. C                Col. D         Col. E
   ----------                                    --------        -----------------------      --------       --------
                                                                       Additions
                                                                 -----------------------
                                                                               Charged to
                                                  Balance at     Charged to    Other
                                                  Beginning of   Costs and     Accounts       Deductions    Balance at
Descriptions                                      Period         Expenses      Describe       Describe      End of Period
------------                                      ------------   ----------    ----------     ----------    -------------
Allowance for Doubtful
  Accounts
Years Ended:
December 31, 1995. . . . . . . . . . . . . .       $  50,000     $   89,000      $   --       $    --           $  139,000
December 31, 1996. . . . . . . . . . . . . .       $ 139,000     $    --         $   --       $  (7,000)(1)     $  132,000
December 31, 1997. . . . . . . . . . . . . .       $ 132,000     $    --         $   --       $(132,000)(1)     $     --
Warranty Reserve:
Years Ended:
December 31, 1995. . . . . . . . . . . . . .       $ 425,000     $  382,000      $   --       $    --           $  807,000
December 31, 1996. . . . . . . . . . . . . .       $ 807,000     $2,262,000      $   --       $    --           $3,069,000
December 31, 1997. . . . . . . . . . . . . .       $3,069,00     $  575,000      $   --       $(750,000)(2)     $2,894,000




(1) Estimated Allowance reduced as a result of a lower outstanding accounts receivable balance.

(2) Adjustment of warranty reserve balance due to product maturity.