Form 10-Q
period 1998-03-31
DSP COMMUNICATIONS INC
filed 1998-05-14
CIK 934545

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q


(Mark One)

( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1998
                               --------------
                     or

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ____________


                              Commission File Number 0-25622
                                                     -------

                            DSP  COMMUNICATIONS,  INC.
                            --------------------------
              (Exact name of registrant as specified in its charter)

     DELAWARE                                       77-0389180
     --------                                       ----------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

    20300 STEVENS CREEK BOULEVARD, CUPERTINO, CALIFORNIA                95014
    --------------------------------------------------------------------------
    (Address of Principal Executive Offices)                         (Zip Code)

        Registrant's telephone number, including area code  (408) 777-2700
                                                            --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No ___
                                        -----

As of May 6, 1998, there were 39,981,864 shares of Common Stock ($.001 par value) outstanding.

                                       INDEX


                              DSP COMMUNICATIONS, INC.



                                                                     PAGE NO.


PART I. FINANCIAL INFORMATION
______________________________

Item 1. Financial Statements (Unaudited)

        Condensed consolidated balance sheets-March 31, 1998
         and December 31, 1997 .............................................3

        Condensed consolidated statements of operations-Quarter
         ended March 31, 1998 and 1997 .....................................4

        Condensed consolidated statements of cash flows-Quarter
         ended March 31, 1998 and 1997......................................5

        Notes to condensed consolidated financial statements-
         March 31, 1998    .................................................6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ..........................................8



PART II. OTHER INFORMATION
_____________________________

Item 1. Legal Proceedings     ..............................................18

Item 2. Changes in Securities   ............................................18

Item 3. Defaults upon Senior Securities.....................................18

Item 4. Submission of Matters to a Vote of Security Holders ................18

Item 5. Other Information     ..............................................19

Item 6. Exhibits and Reports on Form 8-K ...................................19

SIGNATURE  .................................................................20

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            DSP COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (U.S. DOLLARS IN THOUSANDS)


                                            MARCH 31,          DECEMBER 31,
                                              1998                 1997
                                              ----                 ----
                                           (Unaudited)           (Note 1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                $       78,757       $      82,322
Short term investments                           29,690              34,319
Trade accounts receivable                        10,696              11,200
Other current assets                              4,281               7,207
                                       -----------------    ----------------
  Total current assets                          123,424             135,048

Property and equipment, net                       4,272               4,151

Other assets                                      3,489               3,697
                                       -----------------    ----------------
                                         $      131,185       $     142,896
                                       -----------------    ----------------
                                       -----------------    ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                         $        2,964       $       9,372
Accrued liabilities                              14,515              17,093
Deferred income                                   1,144                 528
                                       -----------------    ----------------
  Total current liabilities                      18,623              26,993


STOCKHOLDERS' EQUITY
Common stock                                         39                  40
Additional paid-in capital                       74,850              84,890
Retained earnings                                37,673              30,973
                                       -----------------    ----------------
  Total stockholders' equity                    112,562             115,903
                                       -----------------    ----------------
                                         $      131,185       $     142,896
                                       -----------------    ----------------
                                       -----------------    ----------------



See Notes to Condensed Consolidated Financial Statements

Note 1: The balance sheet at December 31, 1997 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                 DSP COMMUNICATIONS, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (U.S. DOLLARS AND SHARES IN THOUSANDS EXCEPT PER SHARE DATA)
                                         (UNAUDITED)

                                                     THREE               THREE
                                                  MONTHS ENDED        MONTHS ENDED
                                                    MARCH 31,           MARCH 31,
                                                      1998                1997
                                                      ----                ----
REVENUES
Product                                          $        21,916     $       18,685
Technology development                                     1,170              1,617
                                                -----------------   ----------------
  Total revenues                                          23,086             20,302


COST OF REVENUES
Product                                                   10,634             10,046
Technology development                                     1,004              1,006
                                                -----------------   ----------------
  Total cost of revenues                                  11,638             11,052
                                                -----------------   ----------------

Gross profit                                              11,448              9,250


OPERATING EXPENSES
Research and development                                   2,173              1,443
Sales and marketing                                          959                929
General and administrative                                 2,219              1,752
                                                -----------------   ----------------
                                                           5,351              4,124
                                                -----------------   ----------------

Operating income                                           6,097              5,126

Other income                                               1,389              1,875
                                                -----------------   ----------------

Income before provision for income taxes                   7,486              7,001

Provision for income taxes                                  (786)              (875)
                                                -----------------   ----------------

Net income                                       $         6,700     $        6,126
                                                -----------------   ----------------
                                                -----------------   ----------------

Earnings Per Share:
 Basic                                           $          0.17     $         0.14
                                                -----------------   ----------------
                                                -----------------   ----------------

 Diluted                                         $          0.16     $         0.13
                                                -----------------   ----------------
                                                -----------------   ----------------

Shares used in computing earnings per share:
 Basic                                                    39,964             44,723
                                                -----------------   ----------------
                                                -----------------   ----------------
 Diluted                                                  42,587             47,397
                                                -----------------   ----------------
                                                -----------------   ----------------


See Notes to Condensed Consolidated Financial Statements

                              DSP COMMUNICATIONS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (US Dollars In thousands)
                                    (Unaudited)

                                                                          THREE                THREE
                                                                      MONTHS ENDED          MONTHS ENDED
                                                                        MARCH 31,             MARCH 31,
                                                                          1998                  1997
                                                                          ----                  ----
OPERATING ACTIVITIES:
Net income for the period                                            $        6,700       $          6,126
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                                                   617                    530
Compensation expense related to shares
  issued in a subsidiary                                                        150                     50
Compensation expense related to stock options                                    42                     --
Changes in operating assets and liabilities:
  Trade accounts receivable                                                     504                 (3,578)
  Other current assets                                                        2,926                     153
  Accounts payable                                                          (6,551)                     986
  Accrued liabilities                                                       (2,728)                    (11)
  Deferred income                                                               616                 (2,042)
                                                                   ------------------    --------------------

Net cash provided by operating activities                                     2,276                   2,214
                                                                   ------------------    --------------------

INVESTING ACTIVITIES:
Cash purchases of equipment                                                   (387)                   (656)
Purchases of short term investments                                         (8,856)                (17,010)
Sales of short term investments                                              13,463                  19,429
                                                                   ------------------    --------------------

Net cash provided by investing activities                                     4,220                   1,763
                                                                   ------------------    --------------------

FINANCING ACTIVITIES:
Repurchase of common stock                                                 (10,598)                      --
Issuance of common stock for cash                                               537                   1,663
                                                                   ------------------    --------------------

Net cash provided by (used in) financing activities                        (10,061)                   1,663
                                                                   ------------------    --------------------

Increase (decrease) in cash and cash equivalents                            (3,565)                   5,640
Cash and cash equivalents at beginning of period                             82,322                  77,799
                                                                   ------------------    --------------------
Cash and cash equivalents at end of period                           $       78,757       $          83,439
                                                                   ------------------    --------------------
                                                                   ------------------    --------------------


See Notes to Condensed Consolidated Financial Statements

                          DSP COMMUNICATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DSP Communications, Inc. ("DSPC" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

2.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31 as follows (in thousands except per share data):

                                                                   1998               1997
                                                                   ----               ----
Numerator for basic and diluted earnings per share -
  net income                                                 $         6,700     $        6,126
                                                              --------------      -------------

Denominator for basic earnings per share -
  weighted average shares                                             39,964             44,723
Effect of dilutive securities - employee stock options                 2,623              2,674
                                                              --------------      -------------
Denominator for diluted earnings per share -
  adjusted weighted average shares                                    42,587             47,397
                                                              --------------      -------------
                                                              --------------      -------------

Earnings per share:

 Basic                                                       $          0.17     $         0.14
                                                              --------------      -------------
                                                              --------------      -------------
 Diluted                                                     $          0.16     $         0.13
                                                              --------------      -------------
                                                              --------------      -------------

3.  NEW ACCOUNTING STANDARDS

As of January 1, 1998, the Company adopted Statement 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. During the first quarter of 1998 and 1997, total comprehensive income amounted to $6,678,000 and $6,014,000, respectively.

As of January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued in 1999. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 has no impact on the Company's consolidated results of operations, financial position or cash flows.

4.  STOCKHOLDERS' EQUITY

In 1997, the Company's board of directors authorized management to implement a repurchase program pursuant to which the Company, from time to time and at management's discretion, may purchase up to an aggregate of eight million shares of the Company's common stock, in open-market and privately negotiated transactions. During 1997, the Company repurchased 5,869,800 shares of its common stock for an aggregate purchase price of $52,628,000, and in the first quarter of 1998, the Company repurchased 753,900 shares of its common stock for an aggregate purchase price of $10,598,000.

5.  LITIGATION

On May 12, 1997, a class action lawsuit was filed against the Company and several of its officers and directors in the Superior Court of California, Santa Clara County. A second, identical lawsuit, was filed on May 22, 1997. The complaints, which were consolidated, alleged that the Company and certain of its officers and directors violated California securities laws in connection with certain statements allegedly made during the first quarter of 1997, and sought damages in an unspecified amount, interest, attorney's fees and other costs, and other equitable and injunctive relief. The plaintiffs requested to have the matter certified as a class action on behalf of certain past and present shareholders of the Company. The Court sustained the Company's demurrer with leave to amend. On January 27, 1998, plaintiffs filed an amended and consolidated complaint. On February 26, 1998, two of the plaintiffs in the state action filed a similar complaint in the U.S. District Court for the Northern District of California. The complaint makes the same allegations as the amended complaint filed in state court, but charges violations of federal securities laws.

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



                    (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following information should be read in conjunction with the condensed consolidated interim financial statements and the notes thereto in Part I,
Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The matters addressed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, with the exception of the historical information presented, contain forward-looking statements involving risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, those set forth under the heading "Certain Factors That May Affect Future Results" following this Management's Discussion and Analysis section, and elsewhere in this report.


RESULTS OF OPERATIONS

The following table sets forth the percentage relationships of certain items from the Company's consolidated statements of operations as a percentage of total revenues:


                                                 Quarter ended
                                                   March 31,
                                                1998       1997
                                              --------   --------
REVENUES
Product                                          95.0%     92.0%
Technology development                            5.0       8.0
                                              --------   --------
  Total revenues                                100.0     100.0


COST OF REVENUES
Product                                          46.1      49.5
Technology development                            4.3       5.0
                                              --------   --------
 Total cost of revenues                          50.4      54.5
                                              --------   --------

Gross profit                                     49.6      45.5


OPERATING EXPENSES
Research and development                          9.4       7.1
Sales and marketing                               4.2       4.6
General and administrative                        9.6       8.6
                                              --------   --------
                                                 23.2      20.3
                                              --------   --------

Operating income                                 26.4      25.2

Interest and other income (expense), net          6.0       9.2
                                              --------   --------

Income before provision for income taxes         32.4      34.4

Provision for income taxes                       (3.4)     (4.3)
                                              --------   --------

Net Income                                       29.0%     30.1%
                                              --------   --------
                                              --------   --------

REVENUES

PRODUCT: Product revenues increased to $21.9 million in the first quarter of 1998 from $18.7 million in the first quarter of 1997. Product revenues consist primarily of baseband chip sets for digital cellular telephones. Revenues from sales to distributors are recognized at the time the products are shipped by the distributors to the original equipment manufacturer ("OEM") customer. Other product revenues are recorded when products are shipped to customers.

TECHNOLOGY DEVELOPMENT AND OTHER: Technology development revenues decreased to $1.2 million in the first quarter of 1998 from $1.6 million in the first quarter of 1997. The Company's technology development revenues fluctuate, and may continue to fluctuate, depending on the number and size of technology development agreements and the timing of related milestones and deliverables.

Technology development revenues mainly relate to contracts for development and support of products for PDC, TDMA and CDMA applications.

GROSS PROFIT

Gross profit in the first quarter of 1998 was $11.4 million (49.6% of revenues) compared to $9.3 million (45.5% of revenues) in the first quarter of 1997.

The gross margins on product revenues are affected by changes in the customer mix from quarter to quarter and by price pressures (or alleviation thereof) which are impacted by, among other factors, fluctuations in the dollar/yen rate of exchange. The effect of the continued decrease in sales prices of the Company's chip sets has been offset by cost reductions received from the Company's suppliers due to increased order volumes and by cost reductions in dollar terms resulting from components quoted in yen based prices. Sales of wireless private branch exchange ("PBX") systems of the Company's subsidiary, CTP Systems, Ltd. ("CTP Systems"), resulted in relatively low, but improved margins. The Company expects that it will continue to experience relatively low margins on sales of these wireless PBX systems unless higher volume sales can be achieved. CTP Systems is currently engaged in a cost reduction program, the effects of which are anticipated to be felt towards the end of 1998.

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

The costs incurred on technology development vary from quarter to quarter depending on the similarity or diversity of the products and technologies developed, and as contractual milestones are achieved.

The Company entered into dollar/yen option transactions in order to partially hedge against the increase in the value of the US dollar against the yen and to somewhat decrease exposure to currency-driven sales price pressure.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased to $2.2 million in the first quarter of 1998 from $1.4 million in the first quarter of 1997. The increase was a result of increases in the number of engineering personnel involved in research and development activities. As percentage of total revenues, research and development expenses increased to 9.4% in the first quarter of 1998, from 7.1% in the first quarter of 1997. The Company expects that its research and development expenses will increase in the future, in absolute dollars.

The Company records software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." To date, the Company has expensed all of its software costs.

SALES AND MARKETING EXPENSES

Sales and Marketing expenses increased marginally in absolute terms to $0.96 million (4.2% of revenues) in the first quarter of 1998 from $0.93 million (4.6% of revenues) in the first quarter of 1997. These expenses are mainly comprised of the sales and marketing staff at the Company's headquarters in Cupertino, California, its offices in Israel and Tokyo, participation at trade exhibitions, and other promotional and marketing research activities.

GENERAL AND ADMINISTRATIVE EXPENSES

General and Administrative expenses increased to $2.2 million (9.6% of revenues) in the first quarter of 1998, compared to $1.8 million (8.6% of revenues) in the first quarter of 1997, as a result of increased staffing levels at the facilities of DSPC Israel Ltd. ("DSPCI"), an Israeli subsidiary of the Company, increased facility expenses resulting from additional space that was leased, and increased administration expenses and fees.

OTHER INCOME

Other income includes interest income, investment income, and foreign currency remeasurement gains and losses and other expenses. Other income decreased to $1.4 million in the first quarter of 1998, compared to $1.9 million in the first quarter of 1997, as a result of lower interest income due to a decrease in the level of cash and investment balances caused by the repurchase of shares (see below - Liquidity and Capital Resources).

Other income in the first quarter of 1998 and 1997 was generated primarily from interest and realized gains on the Company's cash and investment balances, which were at an average level of approximately $113 million and $138 million, during the first quarter of 1998 and 1997, respectively.

PROVISION FOR INCOME TAXES

The Company's effective tax rate for the first quarter of 1998 was 10.5%, compared to 12.5% for the first quarter of 1997. The effective tax rate is substantially below the federal statutory rate primarily due to the tax benefits achieved by the status of certain of the Company's Israeli subsidiaries as "Approved Enterprises," granted by the State of Israel, which provides for a tax holiday or a reduced corporate tax rate of 10% on the Company's undistributed Israeli earnings. The decrease in the Company's effective tax rate is mainly due to the increase in the Company's revenues, which is allocated to an investment program within the "Approved Enterprises" that benefits from a tax holiday. Over time, the Company's tax rate is expected to increase due to the elimination over time of the tax benefits awarded with Approved Enterprise status, as well as potential increases due to rules regarding controlled foreign corporations ("CFC"). Losses incurred by the Company or any of its subsidiaries in one country generally will not be deductible by entities in other countries in the calculation of their respective local taxes. In addition, losses generated by one Israeli entity will not offset income generated by another Israeli entity. Therefore, losses incurred by one Israeli entity or a combined loss of the U.S. entities will increase the Company's effective tax rate.

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

An increasing portion of the components purchased by the Company for the manufacture of its products are quoted in, or linked to, yen based prices and, therefore, fluctuations in the exchange rate of the yen in relation to the United States dollar could materially increase the cost of these materials and thereby have a material adverse effect on the Company's results of operations and financial condition. See also discussion in gross profit section above.

IMPACT OF INFLATION

While substantially all of the Company's sales and expenses are denominated in United States dollars, a portion of the Company's expenses are denominated in Israeli shekels. The Company's primary expense paid in Israeli currency is Israeli-based employee salaries. As a result, fluctuations in the value of Israeli currency in comparison to the United States dollar, or in the relative rates of inflation in Israel and the United States could impact the cost of technology development, research and development expenses and general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities provided cash of $2.3 million in the first quarter of 1998 and $2.2 million in the first quarter of 1997. Net cash provided from operations in the first quarter of 1998 was comprised primarily of net income and a decrease in other current assets, offset by a decrease in accrued liabilities.

The Company's investing activities in the first quarter of 1998, other than purchases of and proceeds from, short-term investments, have consisted of expenditures for fixed assets, which totaled $0.4 million.

In the first quarter of 1998, the Company repurchased 753,900 shares of its common stock in its share repurchase program, using approximately $10.6 million, bringing the total number of shares repurchased in this repurchase program to 6,623,700 shares with a total aggregate purchase price of approximately $63.2 million. The Company may, from time to time, repurchase additional shares of its Common Stock under its repurchase program.

In obtaining approval from the Israeli Income Tax Authorities for the Company's reorganization, which was completed in March 1995 in connection with the Company's initial public offering ("IPO"), the Company agreed to invest in activities in Israel in an amount of not less than $9.0 million out of the proceeds of the IPO within three years after the IPO. Through March 31, 1998, $6.5 million has been transferred to Israel. During the first quarter of 1998, the Company received approval from the Israeli Income Tax Authorities for a two year extension of this requirement.

As of March 31, 1998, the Company had $108.4 million of cash, cash equivalents and short-term investments. The Company believes that its existing cash, cash equivalents and short-term investment balances, will be sufficient to meet its cash requirements for at least the next twelve months.

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

IMPACT OF YEAR 2000

Some of the Company's older computer programs for internal use were written using two digits rather than four to define the applicable year. As a result, those programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. In 1997, the Company initiated a project to modify or replace portions of its systems so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company expects this project to be substantially complete in 1999 and does not expect to incur material costs on this project. In addition, the Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company may be vulnerable to those third parties' failure to remediate their own year 2000 issues. The Company has determined that it has no exposure to contingencies related to the year 2000 issue for the products that it has sold. Despite these efforts, there can be no assurance that the Company will not encounter unforeseen problems in its own computer systems, or that the systems of other companies on which the Companies operations or business rely will be upgraded or replaced in a timely manner. Such unforeseen problems in the Company's systems, or failures to address this issue by other companies, could have an adverse effect on the Company's operations.

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

           RELIANCE ON A SINGLE PRODUCT; NEED FOR NEW PRODUCT INTRODUCTIONS. Until the second half of 1997, the Company relied upon sales from a single product, its PDC baseband chip set for digital cellular telephones for use in Japan, to generate substantially all of its product sales. In the second half of 1997, the Company commenced volume shipments of its TDMA chip set for use outside of Japan, and in the first quarter of 1998, the Company also commenced volume production of its CDMA chip for use in North and South America and other markets. The Company believes that its success will depend in part both on continued sales of PDC chip sets and on its ability to develop successfully additional products for digital cellular telephones, PCS and wireless PBX applications. The Company is in the process of developing, introducing and marketing new products; however, there can be no assurance that it will be successful in doing so, or that completion of development of products will not be delayed. The success of new products will also depend on, among other things, the ability of the Company to market the products successfully, the growth of the relevant markets for the products, and the success of the Company's OEM customers in completing in a timely manner their development of handsets or other OEM products utilizing the Company's products and in successfully competing in the applicable markets. In addition, the Company will likely use independent foundries to manufacture any such products (with the exception of CTP Systems' wireless PBX products, which are currently manufactured by CTP Systems), and there can be no assurance that the products will be able to be manufactured in a timely manner, in commercial quantities, at reasonable cost, and with acceptable yields and quality standards, particularly with new products, such as new PDC product generations, and further generations of TDMA and CDMA products, that may incorporate new manufacturing technology. If the Company is unable, for technological or other reasons, to develop, introduce and manufacture in a timely manner new products and to market them successfully, or if the Company's OEMs are unable successfully to develop and market their products, the Company's business and results of operations could be materially and adversely affected.

           UNCERTAINTIES RELATED TO CDMA-BASED PRODUCT. The Company has developed a baseband chip set for IS-95 CDMA products pursuant to a license agreement with Qualcomm for CDMA technology. In the fourth quarter of 1997, the Company delivered operational engineering samples of the CDMA chip set, and in the first quarter of 1998 commenced volume production of the CDMA chip set. Although the Company extensively tested the CDMA chip set prior to its introduction, design adjustments may yet be required which could result in delays in further or expanded volume production or recalls of the chip sets already produced. Although the Company has not to date experienced any significant errors or the need for any material adjustments with respect to the CDMA chip set, the occurrence of such errors or adjustments could have a material adverse effect on the Company's business, financial condition or results of operations. Sales of the Company's CDMA-based products will be dependent on the success of the Company's OEM customers in completing their development of CDMA-based handsets in a timely manner and in successfully competing in the CDMA-based handset market. In addition, there has to date been only limited deployment of CDMA-based digital cellular networks, and the success of the Company in marketing its CDMA-based chip set will be dependent on, among other things, the success of the CDMA standard and growth of the CDMA subscriber population. There can be no assurance that the CDMA standard will be widely adopted or that the CDMA-based chip set, or successive generations of CDMA based products, will be successful in the marketplace.
In addition, the Company uses independent foundries to manufacture the product, and there can be no assurance that this chip set will be able to be manufactured in a timely manner, in commercial quantities and at reasonable cost. If the Company is unable, for technological or other reasons, to manufacture in a timely manner and at competitive cost, the CDMA-based chip set and to market the product successfully, or if the Company's OEMs are unable successfully to develop and market their products, the Company's business and results of operations could be materially and adversely affected.

           UNCERTAINTIES RELATED TO TDMA-BASED PRODUCT. In the third quarter of 1997, the Company began commercial shipments of a newly-developed baseband chip set for IS-136 TDMA-based products, currently for the North and South American markets. However, the IS-136 TDMA standard has only recently been introduced, and the success of the Company in marketing its IS-136 TDMA-based chip set will be dependent on, among other things, the success of the IS-136 TDMA standard and growth of the IS-136 TDMA market. There can be no assurance that the IS-136 TDMA standard will be widely adopted or that the IS-136 TDMA-based chip set, or successive generations of TDMA-based products, will be successful in the marketplace. Sales of the Company's IS-136 TDMA-based products will also be dependent on the success of the Company's OEM customers in completing their development of IS-136 TDMA-based handsets in a timely manner and in successfully competing in the IS-136 TDMA handset market. In addition, the Company uses independent foundries to manufacture the product, and there can be no assurance that this chip set will continue to be able to be manufactured in a timely manner, in commercial quantities and at reasonable cost. If the Company is unable, for technological or other reasons, to manufacture in a timely manner the IS-136 TDMA-based chip set and to market the product successfully, or if the Company's OEMs are unable successfully to develop and market their IS-136 TDMA-based products, the Company's business and results of operations could be materially and adversely affected.

           MARKETS FOR THE COMPANY'S PRODUCTS ARE HIGHLY COMPETITIVE. The markets for the Company's products are extremely competitive, and the Company expects that competition will increase. Many of the Company's competitors have entrenched market positions, established patents, copyrights, tradenames, trademarks and intellectual property rights and substantial technological capabilities. The Company's current competitors in the digital cellular market include other suppliers of DSP-based chip sets, such as existing cellular telephone manufacturers that develop chip set solutions internally and smaller companies offering design solutions. Both in the cellular market and in other wireless personal communications markets, the Company's existing and potential competitors include large and emerging domestic and international companies, many of which have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than the Company. The Company believes that its ability to compete successfully in the wireless personal communications market will depend upon a number of factors both within and outside of its control, including price, quality, availability, product performance and features; timing of new product introductions by the Company, its customers and competitors; and customer service and technical support. There can be no assurance that the Company will have the financial resources, technical expertise, intellectual property, or marketing, sales, distribution and customer service and technical support capabilities to compete successfully.

           RELIANCE ON A SMALL NUMBER OF OEMS AND ON TWO DISTRIBUTORS; COMPETITION IN THE OEM MARKET. Substantially all of the Company's sales of baseband chip sets for digital cellular telephones are to Tomen Electronics Corp. (TEC), the Company's distributor in Japan, and to Tomen Electronics America Inc. (TEA), the Company's distributor in the United States. These distributors' sales of the Company's products are concentrated in a small number of OEM customers. In 1997 and during the first quarter of 1998, seven OEM customers accounted for substantially all of the sales of the Company's PDC baseband chip sets, while two other OEM customers accounted for all sales of the Company's TDMA chip sets. The loss of TEC or TEA as a distributor or the loss of or significant reduction in the distributors sales to any of these OEMs could have a material adverse effect on the Company's business, financial condition and results of operations.

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

           EXPECTED FLUCTUATIONS IN QUARTERLY OPERATING RESULTS AND POTENTIAL QUARTERLY LOSSES. The Company's quarterly operating results depend on the volume and timing of product orders received and delivered during the quarter and the timing of new product introductions by the Company and its customers. The Company anticipates that for the foreseeable future new product introductions may cause significant fluctuations in quarterly operating results. In addition, the Company's quarterly operating results have in the past and may continue to vary significantly as a result of other factors, including the introduction of new products by the Company's competitors; market acceptance of new products; the greater number of manufacturing days in the second and third quarters; changes in general economic conditions, particularly in Japan, the Far East and North and South America; adoption of new technologies and standards; relative prices of the Company's products; competition; the cost and availability of components; the mix of products sold; the quality and availability of chip sets manufactured for the Company by third parties; changes in the Company's distribution arrangements; and sales of wireless subscriber equipment by OEMs.

           DEPENDENCE ON JAPANESE MARKET AND ECONOMY; FLUCTUATION OF EXCHANGE RATE. Sales of the Company's products may be affected materially by the condition of the Japanese economy, which has been experiencing a slowing of growth. A significant negative change in the condition of the Japanese economy could have a material adverse effect on the Company's business, financial condition and results of operations. The future performance of the Company will be dependent, in large part, upon its ability to continue to
compete successfully in the Japanese market.   The Company's ability to
continue to compete in this market will be dependent upon several factors, including no deterioration of existing trade relations between Japan, Israel and the United States or imposition of tariffs in the wireless personal communications industry, no adverse changes in the Japanese telecommunications regulatory environment, the Company's ability to develop products that meet the technical requirements of its Japanese customers, and the Company's ability to maintain satisfactory relationships with its Japanese customers and its distributor in Japan. All of the Company's sales to its Japanese customers are denominated in United States dollars and, therefore, fluctuations in the exchange rate for the United States dollar could materially increase the price of the Company's products to these customers and require the Company to reduce prices of its products to remain competitive. An increasing portion of the components purchased by the Company for the manufacture of its products are quoted in, or linked to, yen based prices and, therefore, fluctuations in the exchange rate of the yen in relation to the United States dollar could materially increase the cost of these materials and thereby have a material adverse effect on the Company's results of operations and financial condition. Changes in the political or economic conditions, trade policy or regulation of telecommunications in Japan could have a material adverse effect on the Company's business, financial condition and results of operations.

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

           REDUCED VISIBILITY; DECREASED BACKLOG. During the second half of 1996 and the first half of 1997, the period of time between the receipt of orders for the Company's products and the date requested by OEM customers for shipment of products declined, due primarily to increased competition among OEMs in the Japanese wireless handset market and to an increase in the supply of integrated circuits. This reduced lead time resulted in decreased backlog levels and decreased the time period for which the Company is able to estimate future product demand. Although the Company's visibility increased somewhat during the second half of 1997 and during the first quarter of 1998, the Company anticipates that the market for its baseband chip sets will continue to be characterized by short-term order and shipment schedules. Accordingly, since the Company's revenue expectations and planned operating expenses are in large part based on estimates rather than on firm customer orders, the Company's quarterly operating results could be materially adversely affected if orders and revenues do not meet expectations.

           RISK OF INCREASED INCOME TAXES. DSPCI and CTP Systems, two Israeli subsidiaries of the Company, operate as "Approved Enterprises" under Israel's Law for the Encouragement of Capital Investments, 1959, as amended. An Approved Enterprise is eligible for significant income tax rate reductions for several years following the first year in which it has income subject to taxation in Israel (after consideration of tax losses carried forward).
There can be no assurance that this favorable tax treatment will continue, and any change in such tax treatment could have a material adverse effect on the Company's net income and results of operations. As of this date, the Company is not aware of any circumstances that might cause it to lose its favorable tax treatment. If Israel's tax incentives or rates applicable to DSPCI or CTP Systems are rescinded or changed, their income taxes could increase and their results of operations and cash flow would be adversely affected. In addition, the Company's income tax rate would increase if all or a portion of the earnings of DSP Telecommunications Ltd., DSPCI or CTP Systems were to become subject to United States federal and state income tax as a result of actual or deemed dividends or through operation of United States tax rules applicable to "controlled foreign corporations."

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

           RELIANCE ON INTERNATIONAL OPERATIONS; RISKS OF OPERATIONS IN ISRAEL. The Company is subject to the risks of doing business internationally, including unexpected changes in regulatory requirements; fluctuations in the exchange rate for the United States dollar; imposition of tariffs and other barriers and restrictions; and the burdens of complying with a variety of foreign laws. The Company is also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. In particular, the Company's principal research and development facilities are located in the State of Israel and, as a result, as March 31, 1998, 165 of the Company's 187 employees were located in Israel, including most of the Company's senior management and all of the Company's research and development personnel. Therefore, the Company is directly affected by the political, economic and military conditions to which that country is subject. In addition, many of the Company's expenses in Israel are paid in Israeli currency, thereby also subjecting the Company to foreign currency fluctuations and to economic pressures resulting from Israel's generally high rate of inflation. The rate of inflation in Israel for 1996 and 1997 was 10.6% and 7.0%, respectively. While substantially all of the Company's sales and expenses are denominated in United States dollars, a portion of the Company's expenses are denominated in Israeli shekels. The Company's primary expense paid in Israeli currency is Israeli-based employee salaries. As a result, an increase in the value of Israeli currency in comparison to the United States dollar could increase the cost of technology development, research and development expenses and general and administrative expenses. There can be no assurance that currency fluctuations, changes in the rate of inflation in Israel or any of the other aforementioned factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

           MANAGEMENT OF GROWTH. The growth and development in the Company's business has placed, and is expected to continue to place, a significant strain on the Company's management and operations. To manage its growth and development, the Company must continue to implement and improve its operational, financial and management information systems and expand, train and manage its employees. The anticipated increase in product development, general and administrative, and marketing and sales expenses coupled with the Company's reliance on OEMs to successfully market and develop products that incorporate the Company's proprietary technologies could have an adverse effect on the Company's performance in the next several quarters. The Company's failure to manage growth effectively and efficiently could have a material adverse effect on the Company's business, financial condition and results of operations.

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

           VOLATILITY OF STOCK PRICE. The price of the Company's Common Stock has experienced substantial fluctuation, and the Company believes that factors such as announcements of developments related to the Company's business, announcements by competitors, quarterly fluctuations in the Company's financial results and general conditions in the wireless personal communications industry in which the Company competes or the national economies in which the Company does business, fluctuation in levels of consumer spending for cellular telephones in Japan and North and South America, and other factors could cause the price of the Company's Common Stock to continue to fluctuate in the future, perhaps substantially. In addition, in recent years the stock market in general, and the market for shares of technology stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Such fluctuations could have a material adverse effect on the market price of the Company's Common Stock.

PART II. OTHER INFORMATION


ITEM 1.         LEGAL PROCEEDINGS

           As previously disclosed in the Company's reports on Form 10-K for the fiscal year ended December 31, 1997 and on Form 10-Q for the quarterly periods ended June 30, 1997 and September 30, 1997, on May 12, 1997, a class action lawsuit was filed against the Company and several of its officers and directors in the Superior Court of California, Santa Clara County, bearing the caption BERT PERL, ET AL. V. DSP COMMUNICATIONS, INC., DAVIDI GILO, LEWIS
S. BROAD, GERALD DOGON, NATHAN HOD, ARNON KOHAVI AND JOSEPH PERL. A second identical lawsuit, captioned GERSHON SONTAG, ET AL. V. DSP COMMUNICATIONS, INC., ET AL. was filed on May 22, 1997. The complaints, which were consolidated, alleged that the Company and certain of its officers and directors violated California securities laws in connection with certain statements allegedly made during the first quarter of 1997, and sought damages in an unspecified amount, interest, attorney's fees and other costs and other equitable injunctive relief. The plaintiffs requested to have the matter certified as a class action on behalf of certain past and present shareholders of the Company. The court sustained the Company's demurrer with leave to amend. On January 27, 1998, plaintiffs filed an amended and consolidated complaint. On February 26, 1998, two of the plaintiffs in the state action filed a similar complaint in the U.S. District Court for the Northern District of California, captioned ROBERT MISHELOW, ET AL. V. DSP COMMUNICATIONS, INC., ET AL. The complaint makes the same allegations as the amended complaint filed in state court, but charges violations of federal securities laws.

           The Company believes that the complaints are without merit and intends to defend these actions vigorously. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation at this time. Any unfavorable outcome of the litigation could have an adverse impact on the Company's business, financial condition and results of operations.


ITEM 2.         CHANGES IN SECURITIES

           None.



ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

           None.



ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


           None.

ITEM 5.         OTHER INFORMATION

           In 1997, the Company's Board of Directors approved a share repurchase program pursuant to which the Company, from time to time and at management's discretion, was authorized to purchase up to an aggregate of eight million shares of the Company's Common Stock. In the first quarter of 1998, the Company repurchased 753,900 shares for approximately $10.6 million, bringing the total number of shares repurchased in this repurchase program to 6,623,700 shares, with an aggregate purchase price of approximately $63.2 million. The Company may, from time to time, repurchase additional shares of its Common Stock under the repurchase program.

           The Company's Annual Meeting of Stockholders was held on May 12, 1998. At the Annual Meeting, the stockholders approved (i) the election of Nathan Hod, Neill Brownstein and Shigeru Iwamoto as Class III Directors, (ii) an amendment to the Company's 1996 Stock Option Plan increasing the number of shares authorized for issuance thereunder from 3,000,000 to 5,000,000 shares, and (iii) the appointment of Ernst & Young LLP as the Company's independent auditors for fiscal 1998.



ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits

           27.1   Financial Data Schedule (Quarter ended March 31, 1998)

           27.2   Financial Data Schedule (Quarter ended March 31, 1997)

           (b)    Reports on Form 8-K

                  On February 26, 1998, the Company filed with the Securities and Exchange Commission a report on Form 8-K, solely for the purpose of re-filing two exhibits, which had been originally filed in redacted form with the Company's Registration Statement on Form S-1 filed by the Company in January 1995. Certain portions of these Exhibits were no longer deemed by the Company to require confidential treatment, and the Company therefore re-filed the Exhibits with such portions unredacted.

                                 SIGNATURE



           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 12, 1998


DSP COMMUNICATIONS, INC.



By:  /s/ Gerald Dogon
-----------------------------------------------------------
Gerald Dogon, Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)