Form 10-Q
period 1998-06-30
DSP COMMUNICATIONS INC
filed 1998-08-13
CIK 934545

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q


(Mark One)

       ( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended  JUNE 30, 1998

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

As of August 4, 1998, there were 40,446,768 shares of Common Stock ($.001 par value) outstanding.

                                       INDEX

                              DSP COMMUNICATIONS, INC.



                                                                         Page No.
                                                                         -------
PART I. FINANCIAL INFORMATION

-----------------------------

Item 1. Financial Statements (Unaudited)

     Condensed consolidated balance sheets-June 30, 1998
      and December 31, 1997.................................................3

     Condensed consolidated statements of operations-quarter
      ended June 30, 1998 and 1997, and six months
      ended June 30, 1998 and 1997..........................................4

     Condensed consolidated statements of cash flows-six months ended June 30, 1998 and 1997..........................................5

     Notes to condensed consolidated financial statements-
      June 30, 1998.........................................................6

Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations..............................................8



PART II. OTHER INFORMATION

--------------------------

Item 1. Legal Proceedings..................................................19

Item 2. Changes in Securities..............................................19

Item 3. Defaults upon Senior Securities....................................19

Item 4. Submission of Matters to a Vote of Security Holders................20
 .
Item 5. Other Information..................................................21

Item 6. Exhibits and Reports on Form 8-K...................................21



SIGNATURES.................................................................22

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              DSP COMMUNICATIONS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                            (U.S. DOLLARS IN THOUSANDS)

                                                                      JUNE 30,                 DECEMBER 31,
                                                                        1998                        1997
                                                                     ----------                ------------
                                                                     (Unaudited)                 (Note 1)
 Assets
 Current Assets
 Cash and cash equivalents                                       $        78,357               $     82,322
 Short term investments                                                   40,047                     34,319
 Trade accounts receivable                                                16,055                     11,200
 Other current assets                                                      5,052                      7,207
                                                                      ----------                  ---------
   Total current assets                                                  139,511                    135,048

 Property and equipment, net                                               4,800                      4,151

 Other assets                                                              3,281                      3,697
                                                                      ----------                  ---------
                                                                 $       147,592               $    142,896
                                                                      ----------                  ---------
                                                                      ----------                  ---------

 Liabilities and Stockholders' Equity
 Current Liabilities
 Accounts payable                                                $         8,110               $      9,372
 Accrued liabilities                                                      17,367                     17,093
 Deferred income                                                             343                        528
                                                                      ----------                  ---------
   Total current liabilities                                              25,820                     26,993


 Stockholders' Equity
 Common stock                                                                 40                         40
 Additional paid-in capital                                               75,921                     84,890
 Retained earnings                                                        45,811                     30,973
                                                                      ----------                  ---------
   Total stockholders' equity                                            121,772                    115,903
                                                                      ----------                  ---------
                                                                 $       147,592               $    142,896
                                                                      ----------                  ---------
                                                                      ----------                  ---------

               See Notes to Condensed Consolidated Financial Statements

Note 1: The balance sheet at December 31, 1997 has been derived from audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                              DSP COMMUNICATIONS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (U.S. Dollars and shares in thousands except per share data)
                                    (Unaudited)

                                                         Three                 Three                  Six                 Six
                                                     Months Ended          Months Ended          Months Ended         Months Ended
                                                       June 30,              June 30,              June 30,             June 30,
                                                         1998                  1997                  1998                 1997
                                                     -------------         ------------          ------------         ------------
 Revenues
 Product                                             $     29,566          $     8,094            $     51,482           $   26,779
 Technology development                                       906                  594                   2,076                2,211
                                                          -------             --------                --------             --------
   Total revenues                                          30,472                8,688                  53,558               28,990

 Cost of Revenues
 Product                                                   16,202                3,974                  26,836               14,020
 Technology development                                       517                1,204                   1,521                2,210
                                                          -------             --------                --------             --------
   Total cost of revenues                                  16,719                5,178                  28,357               16,230
                                                          -------             --------                --------             --------

 Gross profit                                              13,753                3,510                  25,201               12,760


 Operating Expenses
 Research and development                                   2,943                1,580                   5,116                3,023
 Sales and marketing                                          979                1,138                   1,938                2,067
 General and administrative                                 2,307                1,740                   4,526                3,492
                                                          -------             --------                --------             --------
                                                            6,229                4,458                  11,580                8,582
                                                          -------             --------                --------             --------

 Operating income (loss)                                    7,524                 (948)                 13,621                4,178

 Other income                                               1,568                1,769                   2,957                3,644
                                                          -------             --------                --------             --------

  Income before provision for
           income taxes                                     9,092                  821                  16,578                7,822

 Provision for income taxes                               (   954)             (   102)                ( 1,740)             (   977)
                                                          -------             --------                --------             --------

 Net income                                          $      8,138         $        719            $     14,838          $     6,845
                                                          -------             --------                --------             --------
                                                          -------             --------                --------             --------
 Earnings per share:
   Basic                                            $        0.20         $       0.02          $         0.37          $      0.16
                                                          -------             --------                --------             --------
                                                          -------             --------                --------             --------

   Diluted                                          $        0.19         $       0.02          $         0.35          $      0.15
                                                          -------             --------                --------             --------
                                                          -------             --------                --------             --------
 Shares used in computing earnings per share:
   Basic                                                   40,351               42,203                  40,281               43,460
                                                          -------             --------                --------             --------
                                                          -------             --------                --------             --------

   Diluted                                                 42,629               43,736                  42,744               45,263
                                                          -------             --------                --------             --------
                                                          -------             --------                --------             --------


See Notes to Condensed Consolidated Financial Statements.

                              DSP COMMUNICATIONS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (US DOLLARS IN THOUSANDS)
                                    (UNAUDITED)

                                                                                        SIX                     SIX
                                                                                    MONTHS ENDED           MONTHS ENDED
                                                                                      JUNE 30,               JUNE 30,
                                                                                        1998                   1997
                                                                                    ------------           ------------
 Operating Activities:
 Net income for the period                                                             $ 14,838             $     6,845
 Adjustments to reconcile net income to net cash
   provided by operating activities:
 Depreciation and amortization                                                            1,273                   1,078
 Loss on disposal of equipment                                                               --                       3
 Compensation expense related to shares issued in a subsidiary                              150                      90
 Compensation expense related to stock options                                               42                      --
 Changes in operating assets and liabilities:
   Trade accounts receivable                                                             (4,855)                    702
   Other current assets                                                                   2,155                  (1,802)
   Accounts payable                                                                      (1,301)                    664
   Accrued liabilities                                                                    2,243                  (1,282)
   Deferred income                                                                         (185)                 (2,317)
                                                                                       --------              ----------

 Net cash provided by operating activities                                               14,360                   3,981
                                                                                       --------              ----------

 Investing Activities:
 Cash purchases of equipment                                                             (1,467)                 (1,326)
 Proceeds from sale of equipment                                                             --                       8
 Purchases of short term investments                                                    (25,563)                (22,841)
 Sales and maturities of short term investments                                          19,792                  46,840
                                                                                       --------              ----------

 Net cash provided by (used in) investing activities                                     (7,238)                 22,681
                                                                                       --------              ----------

 Financing Activities:
 Repurchase of common stock                                                             (19,982)                (48,219)
 Issuance of common stock for cash                                                        8,895                   1,849
                                                                                       --------              ----------

 Net cash used in financing activities                                                  (11,087)                (46,370)
                                                                                       --------              ----------

 Decrease in cash and cash equivalents                                                   (3,965)                (19,708)
 Cash and cash equivalents at beginning of period                                        82,322                  77,799
                                                                                       --------              ----------
 Cash and cash equivalents at end of period                                            $ 78,357              $   58,091
                                                                                       --------              ----------
                                                                                       --------              ----------

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

2.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30 as follows (in thousands except per share data):

                                                                         Three           Three            Six            Six
                                                                     Months Ended    Months Ended    Months Ended   Months Ended
                                                                       June 30,        June 30,        June 30,       June 30,
                                                                         1998            1997            1998           1997
                                                                       --------        --------         -------        -------
 Numerator for basic and diluted earnings per share -
   net income                                                       $     8,138    $        719      $   14,838    $     6,845
                                                                       --------        --------         -------        -------
                                                                       --------        --------         -------        -------
 Denominator for basic earnings per share -
   weighted average shares                                               40,351          42,203          40,281         43,460
 Effect of dilutive securities - employee stock options                   2,278           1,533           2,463          1,803
                                                                       --------        --------         -------        -------
 Denominator for diluted earnings per share -
   adjusted weighted average shares                                      42,629          43,736          42,744         45,263
                                                                       --------        --------         -------        -------
                                                                       --------        --------         -------        -------
 Earnings per share:
   Basic                                                            $      0.20    $       0.02    $       0.37   $       0.16
                                                                       --------        --------         -------        -------
                                                                       --------        --------         -------        -------
   Diluted                                                          $      0.19    $       0.02    $       0.35   $       0.15
                                                                       --------        --------         -------        -------
                                                                       --------        --------         -------        -------
 Potentially dilutive securities excluded from
  computations as the effect would be antidilutive                          551           2,659             491          1,582
                                                                       --------        --------         -------        -------
                                                                       --------        --------         -------        -------


3.  NEW ACCOUNTING STANDARDS

As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income"("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

For the three months ended June 30, 1998 and 1997, total comprehensive income was $8,117,000 and $786,000, respectively. During the first six months of 1998 and 1997, total comprehensive income amounted to $14,795,000 and $6,800,000, respectively.

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

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activity ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. SFAS 133 permits early adoption as of the beginning of any fiscal quarter; however, the Company has yet to determine its date of adoption.
SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. The Company has not yet determined what the effect of SFAS 133 will be on the earnings and financial position of the Company.

4.  STOCKHOLDERS' EQUITY

In 1997, the Company implemented a repurchase program pursuant to which the Company, from time to time and at management's discretion, may purchase up to an aggregate of eight million shares of the Company's common stock, in open-market and privately negotiated transactions. During 1997, the Company repurchased 5,869,800 shares of its common stock for an aggregate purchase price of $52,628,000, and in the first six months of 1998, the Company repurchased 1,272,800 shares of its common stock for an aggregate purchase price of $17,863,000. During July 1998, the Company repurchased 100,500 additional shares of its common stock for $1,349,000.

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

The parties have reached an agreement in principle to settle the lawsuits in their entirety for $3,000,000, which will be funded by insurance proceeds. The agreement is subject to negotiation and execution of a Stipulation of Settlement and approval by the court. The Company continues to deny all allegations in the lawsuit.

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

Results of Operations
The following table sets forth the percentage relationships of certain items from the Company's consolidated statements of operations as a percentage of total revenues :

                                                         THREE              THREE                 SIX                  SIX
                                                      MONTHS ENDED        MONTHS ENDED        MONTHS ENDED          MONTHS ENDED
                                                        JUNE 30,            JUNE 30,            JUNE 30,              JUNE 30,
                                                          1998                1997                1998                  1997
                                                      ------------        ------------        ------------          ------------
 Revenues
 Product                                                   97.0 %              93.2 %              96.1  %              92.4      %
 Technology development                                     3.0                 6.8                 3.9                  7.6
                                                         ------              ------              ------               ------
   Total revenues                                         100.0               100.0               100.0                100.0


 Cost of Revenues
 Product                                                   53.2                45.7                50.1                 48.4
 Technology development                                     1.7                13.9                 2.8                  7.6
                                                         ------              ------              ------               ------
   Total cost of revenues                                  54.9                59.6                52.9                 56.0
                                                         ------              ------              ------               ------

 Gross profit                                              45.1                40.4                47.1                 44.0

 Operating Expenses
 Research and development                                   9.7                18.2                 9.6                 10.4
 Sales and marketing                                        3.2                13.1                 3.6                  7.1
 General and administrative                                 7.5                20.0                 8.5                 12.0
                                                         ------              ------              ------               ------
                                                           20.4                51.3                21.7                 29.5
                                                         ------              ------              ------               ------

 Operating income (loss)                                   24.7               (10.9)               25.4                 14.5

 Other income                                               5.1                20.4                 5.6                 12.5
                                                         ------              ------              ------               ------
 Income before provision for
          income taxes                                     29.8                 9.5                31.0                 27.0

 Provision for income taxes                                (3.1)               (1.2)               (3.3)                (3.4)
                                                         ------              ------              ------               ------
 Net income                                                26.7 %               8.3 %              27.7  %              23.6  %
                                                         ------              ------              ------               ------
                                                         ------              ------              ------               ------

REVENUES

PRODUCT: Product revenues increased to $29.6 million in the second quarter of 1998 from $8.1 million in the second quarter of 1997 and to $51.5 million in the six months ended June 30, 1998 from $26.8 million in the first six months of 1997. Product revenues have been primarily from sales of baseband chip sets for digital cellular telephones. The increase in product revenues for the three months and six months ended June 30, 1998 as compared to the same periods in 1997, was a result of stronger demand for the Company's PDC chip sets in Japan, volume sales of its TDMA chip sets and the commencement of sales of its CDMA chip sets. Revenues from sales to distributors are recognized at the time the products are shipped by the distributor to the original equipment manufacturer ("OEM") customer. Other product revenues are recorded when products are shipped to customers.

TECHNOLOGY DEVELOPMENT AND OTHER: Technology development revenues increased to $906,000 in the second quarter of 1998 from $594,000 in the second quarter of 1997 and decreased to $2.1 million in the six months ended June 30, 1998 from $2.2 million in the first six months of 1997. The Company's technology development revenues fluctuate, and may continue to fluctuate, depending on the number and size of technology development agreements and the timing of related milestones and deliverables. The Company's subsidiary, CTP Systems, Ltd. ("CTP" Systems), has commenced certain reference design projects which have begun to contribute to the technology development revenues.

GROSS PROFIT

Gross profit in the second quarter of 1998 was $13.8 million (45.1% of revenues) compared to $3.5 million (40.4% of revenues) in the second quarter of 1997. Gross profit in the first half of 1998 was $25.2 million (47.1% of revenues), compared to $12.8 million (44.0% of revenues) in the first half of 1997.

The gross margins on product revenues are affected by changes in the customer and product mix from quarter to quarter and by price pressures (or alleviation thereof) which are impacted by, among other factors, fluctuations in the dollar/yen rate of exchange. For the three months and six months ended June 30, 1998 as compared to the same periods in 1997, The effect of the continued decrease in sales prices of the Company's chip sets has partially been offset by cost reductions received from the Company's suppliers due to increased order volumes and by cost reductions resulting from the weakening of the yen which reduced in dollar terms the cost of components quoted in, or linked to, yen based prices (See also discussion in Foreign Currency Transactions section below).

Sales of wireless private branch exchange ("PBX") systems of CTP Systems, resulted in relatively low margins. The Company expects that it will continue to experience relatively low margins on sales of these wireless PBX systems until higher volume sales can be achieved. CTP Systems is currently engaged in a cost reduction program, the effects of which are anticipated to be felt towards the end of 1998.

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

The Company entered into dollar/yen option transactions in order to hedge partially against the increase in value of the US dollar against the yen and to somewhat decrease exposure to currency-driven sales price pressure.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased to $2.9 million in the second quarter of 1998 from $1.6 million in the second quarter of 1997 and to $5.1 million in the first half of 1998 from $3.0 million in the first half of 1997. The increases were a result of growth in research and development activities during those periods and growth in the number of engineering personnel. As a percentage of total revenues, research and development expenses decreased to 9.7% in the second quarter of 1998, from 18.2% in the second quarter of 1997, mainly as a result of the increase in revenues, and to 9.6% in the first half of 1998 from 10.4% in the first half of 1997. The Company expects that its research and development expenses will increase in the future, in absolute dollars.

The Company records software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." To date, the Company has expensed all of its software costs.

SALES AND MARKETING EXPENSES

Sales and marketing expenses decreased marginally to $1.0 million (3.2% of revenues) in the second quarter of 1998 from $1.1 million (13.1% of revenues) in the second quarter of 1997 and to $1.9 million (3.6% of revenues) in the first half of 1998 from $2.1 million (7.1% of revenues) in the first half of 1997. These expenses are mainly comprised of the sales and marketing staff at the Company's headquarters in Cupertino, California, its offices in Israel and Tokyo, participation at trade exhibitions, and other promotional and marketing research activities.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $2.3 million (7.5% of revenues) in the second quarter of 1998 compared to $1.7 million (20.0% of revenues) in the second quarter of 1997 and $4.5 million (8.5% of revenues) in the first half of 1998 compared to $3.5 million (12.0% of revenues) in the first half of 1997.

General and administrative expenses increased, in absolute dollars, as a result of increased staffing levels at the facilities of DSPC Israel Ltd. ("DSPCI"), an Israeli subsidiary of the Company, increased facility expenses resulting from additional space that was leased by DSPCI, and increased administration expenses and fees.

OTHER INCOME

Other income includes net interest income, investment income, and foreign currency remeasurement gains and losses and other expenses. Other income decreased to $1.6 million in the second quarter of 1998 from $1.8 million in the second quarter of 1997 and to $3.0 million in the first half of 1998 from$3.6 million in the first half of 1997. Other income fluctuates as a result of changes in the level of the Company's cash and investment balances, which was primarily caused by the repurchase of shares (see below - Liquidity and Capital Resources), and fluctuations in the available interest rates applicable to the Company's deposits and investments.

Other income in the first six months of 1998 and 1997 was generated primarily from interest and realized gains on the Company's cash and investment balances, which were at an average level of approximately $118 million and $117 million, during the first six months of 1998 and 1997, respectively.

PROVISION FOR INCOME TAXES

The Company's effective tax rate was 10.5% for the first half of 1998 compared to12.5% for the first half of 1997. The effective tax rate is substantially below the federal statutory rate primarily due to the tax benefits achieved by the status of certain of the Company's Israeli subsidiaries as "Approved Enterprises" granted by the State of Israel, which provides for a tax holiday or a reduced corporate tax rate of 10% on the Company's undistributed Israeli earnings. The decrease in the Company's effective tax rate is mainly due to the increase in the Company's revenues, which is allocated to an investment program within the "Approved Enterprises" that benefits from a tax holiday. Over time, the Company's tax rate is expected to increase as the tax benefits awarded with Approved Enterprise status become eliminated, as well as potential increases due to rules regarding controlled foreign corporations ("CFC"). Losses incurred by the Company or any of its subsidiaries in one country generally will not be deductible by entities in other countries in the calculation of their respective local taxes. In addition, losses generated by one Israeli entity will not offset income generated by another Israeli entity. Therefore, losses incurred by one Israeli entity or a combined loss of the U.S. entities will increase the Company's effective tax rate.

FOREIGN CURRENCY TRANSACTIONS

The United States dollar is the Company's functional currency as it is the primary currency in the economic environment in which the Company operates. Accordingly, monetary accounts maintained in currencies other than the dollar (principally cash and liabilities) are remeasured using the foreign exchange rate at the balance sheet date. Operational accounts and nonmonetary balance sheet accounts are remeasured and recorded at the rate in effect at the date of the transaction. The effects of foreign currency remeasurement are reported in current operations, and have been immaterial to date.

While virtually all of the Company's sales and a substantial portion of its costs are denominated in United States dollars, a limited portion of sales prices for certain products sold by the Company, and an increasing portion of the prices of components purchased by the Company for the manufacture of its products, are quoted in, or linked to, yen based prices. Therefore, fluctuations in the exchange rate of the yen in relation to the United States dollar could have a material adverse effect on the Company's results of operations and financial condition.

IMPACT OF INFLATION

While the United States dollar is the Company's functional currency, a portion of the Company's expenses are denominated in Israeli shekels. The Company's primary expense paid in Israeli currency is Israeli-based employee salaries. As a result, an increase in the value of Israeli currency in comparison to the United States dollar could increase the cost of technology development, research and development expenses and general and administrative expenses, and could have a material adverse affect on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities provided cash of $14.4 million in the first six months of 1998 compared to $4.0 million in the first six months of 1997. Net cash provided from operations in the first six months of 1998 was comprised primarily of net income and an increase in other current liabilities, less an increase in accounts receivable and other current assets. Trade accounts receivable were $16.1 million at June 30, 1998 due to the timing of shipments and payments.

The Company's investing and financing activities for the first six months of 1998, other than purchases of and proceeds from, short-term investments, have consisted of expenditures for fixed assets which totaled $1.5 million, and the repurchase of common stock for cash which totaled $20.0 million, in the first six months of 1998.

In the first six months of 1998, the Company repurchased 1,272,800 shares of its common stock in its repurchase program, bringing the total number of shares repurchased through June 30, 1998, in this repurchase program, to 7,142,600 shares with a total aggregate purchase price of approximately $70.5 million. The Company may from time to time repurchase additional shares of its Common Stock under its share repurchase program.

In obtaining approval from Israeli tax authorities of the Company's reorganization, which was completed immediately before the closing of the Company's initial public offering ("IPO") in March 1995, the Company agreed to invest in activities in Israel an amount of not less than $9.0 million out of the proceeds of the IPO within three years after the IPO. In the first quarter of 1998, the Company received approval from the Israeli tax authorities for a two year extension of this requirement. Through June 30, 1998, $6.5 million has been transferred to Israel.

As of June 30, 1998, the Company had $118.4 million of cash, cash equivalents and short-term investments The Company believes that its existing cash, cash equivalents and short-term investment balances, will be sufficient to meet its cash requirements for at least the next twelve months.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     This Form 10-Q contains forward looking statements concerning the Company's future products, expenses, revenue, liquidity and cash needs as well as the Company's plans and strategies. These forward looking statements are based on current expectations, and the Company assumes no obligation to update this information. Numerous factors could cause actual results to differ significantly from the results described in these forward looking statements, including, among others, the following risk factors.

     RELIANCE ON A LIMITED NUMBER OF PRODUCTS; NEED FOR NEW PRODUCT INTRODUCTIONS. Until the second half of 1997, the Company relied solely upon sales from a single product, its PDC baseband chip set for digital cellular telephones for use in Japan, to generate substantially all of its product sales. In the second half of 1997, the Company commenced volume shipments of its TDMA chip set for use outside of Japan, and in the first half of 1998 commenced volume shipments of its CDMA chip set. The Company believes that its success will depend in part both on continued sales of its PDC, TDMA and CDMA chip sets and on its ability to successfully develop additional products for digital cellular telephones, PCS and wireless PBX applications. The Company is in the process of developing, introducing and marketing new products; however, there can be no assurance that it will be successful in doing so, or that completion of development of products will not be delayed. The success of new products will also depend upon, among other things, the ability of the Company to market the products successfully, the growth of the relevant markets for the products, and the success of the Company's OEM customers in completing in a timely manner their development of handsets or other OEM products utilizing the Company's products and in successfully competing in the applicable markets. In addition, the Company will likely use independent foundries to manufacture any such products, and there can be no assurance that the products will be able to be manufactured in a timely manner, in commercial quantities, at reasonable cost, and with acceptable yields and quality standards, particularly with new products, such as new PDC product generations, and further generations of TDMA and CDMA products, that may incorporate new manufacturing technology. If the Company is unable, for technological or other reasons, to develop, introduce and manufacture in a timely manner new products and to market them successfully, or if the Company's OEMs are unable to successfully develop and market their products, the Company's business and results of operations could be materially and adversely affected.

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

     UNCERTAINTIES RELATED TO CDMA-BASED PRODUCT. The Company has developed a baseband chip set for IS-95 CDMA products pursuant to a license agreement with Qualcomm for CDMA technology. In the first quarter of 1998, the Company commenced volume production of the CDMA chip set and in the second quarter commenced volume shipments of the CDMA chip set. Although the Company extensively tested the CDMA chip set prior to its introduction, design adjustments may yet be required which could result in delays in further or expanded volume production or recalls of the chip sets already produced. Although the Company has not to date experienced any significant errors or the need for any material adjustments with respect to the CDMA chip set, the occurrence of such errors or adjustments could have a material adverse effect on the Company's business, financial condition or results of operations. Sales of the Company's CDMA-based products will be dependent on the success of the Company's OEM customers in completing their development of CDMA-based handsets in a timely manner and in successfully competing in the CDMA-based handset market. In addition, there has to date been only limited deployment of CDMA-based digital cellular networks, and the success of the Company in marketing its CDMA-based chip set will be dependent on, among other things, the success of the CDMA standard and growth of the CDMA subscriber population. There can be no assurance that the CDMA standard will be widely adopted or that the CDMA-based chip set, or successive generations of CDMA based products, will be successful in the marketplace. In addition, the Company uses independent foundries to manufacture the product, and there can be no assurance that this chip set will be able to be manufactured in a timely manner, in commercial quantities and at reasonable cost. If the Company is unable, for technological or other reasons, to manufacture in a timely manner and at competitive cost, the CDMA-based chip set and to market the product successfully, or if the Company's OEMs are unable successfully to develop and market their products, the Company's business and results of operations could be materially and adversely affected.

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

     DEPENDENCE ON JAPANESE MARKET AND ECONOMY; FLUCTUATION OF EXCHANGE RATE. A substantial portion of the Company's revenues are derived from sales of its products in Japan and may be materially affected by the current difficulties in the Japanese economy. A continued weakness in the Japanese economy or a further decline of economic conditions in Japan could have a material adverse effect on the Company's business, financial condition and results of operations. The future performance of the Company will be dependent, in large part, upon its ability to continue to compete successfully in the Japanese market. The Company's ability to continue to compete in this market will be dependent upon several factors, including no deterioration of existing trade relations between Japan, Israel and the United States or imposition of tariffs in the wireless personal communications industry, no adverse changes in the Japanese telecommunications regulatory environment, the Company's ability to develop products that meet the technical requirements of its Japanese customers, and the Company's ability to maintain satisfactory relationships with its Japanese customers and its distributor in Japan. While virtually all of the Company's sales to its Japanese customers are denominated in United States dollars, a limited portion of sales prices for certain products sold by the Company are quoted in dollars linked to yen based prices. Therefore, fluctuations in the exchange rate for the United States dollar could materially affect the price of the Company's products in Japan and require the Company to reduce prices of its products. In addition, an increasing portion of the components purchased by the Company for the manufacture of its products are quoted in, or linked to, yen based prices and, therefore, strengthening of the exchange rate of the yen in relation to the United States dollar could materially increase the cost of these materials and thereby have a material adverse effect on the Company's results of operations and financial conditions. Changes in the political or economic conditions, trade policy or regulation of telecommunications in Japan could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     RELIANCE ON A SMALL NUMBER OF OEMS AND ON TWO DISTRIBUTORS; COMPETITION IN THE OEM MARKET. Substantially all of the Company's sales of baseband chip sets for digital cellular telephones are to Tomen Electronics Corp. (TEC), the Company's distributor in Japan, and to Tomen Electronics America Inc.
(TEA), the Company's distributor in the United States. These distributors' sales of the Company's products are concentrated in a small number of OEM customers. During the first half of 1998, seven OEM customers accounted for substantially all of the sales of the Company's PDC baseband chip sets, while two OEM customers accounted for all sales of the Company's TDMA chip sets and two OEM customers accounted for all sales of the Company's CDMA chip sets. The loss of TEC or TEA as a distributor or the loss of or significant reduction in the distributors' sales to any of these OEMs could have a material adverse effect on the Company's business, financial condition and results of operations.

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

competition of the Company and its OEMs; the cost and availability of components; the mix of products sold; the quality and availability of chip sets manufactured for the Company by third parties; changes in the Company's distribution arrangements; and sales of wireless subscriber equipment by OEMs.

     SHORT VISIBILITY; LOW BACKLOG LEVELS. During the second half of 1996 and the first half of 1997, the period of time between the receipt of orders for the Company's products and the date requested by OEM customers for shipment of products declined, due primarily to increased competition among OEMs in the Japanese wireless handset market and to an increase in the supply of integrated circuits. This reduced lead time resulted in decreased backlog levels and decreased the time period for which the Company is able to estimate future product demand. Although the Company's visibility increased somewhat during the second half of 1997 and during the first half of 1998, the Company anticipates that the market for its baseband chip sets will continue to be characterized by short-term order and shipment schedules. Accordingly, since the Company's revenue expectations and planned operating expenses are in large part based on estimates rather than on firm customer orders, the Company's quarterly operating results could be materially adversely affected if orders and revenues do not meet expectations.

     RELIANCE ON THIRD PARTY MANUFACTURERS. All of the Company's integrated circuits are currently fabricated by independent third parties, and the Company intends to continue using independent foundries in the future. To date, the Company has purchased most of the DSP chips for its PDC baseband chip sets for cellular telephones from Texas Instruments Incorporated ("TI").
 The Company also buys all of the DSP chips used in the products of CTP Systems from TI. The Company purchases standard DSP chips from TI, and TI embeds the Company's proprietary software algorithms in TI's chips. In addition, the Company currently purchases its DSP chips and its application specific integrated circuits ("ASICs") for its IS-136 D-AMPS chip sets from NEC Corporation ("NEC"); its ASICs for its PDC chip sets from Atmel ES2 and VLSI Technology, Inc. ("VTI"); its ASICs for analog baseband chip sets from TI; and its ASICs for CTP Systems' products from American Microsystems, Inc. ("AMI"). The Company also purchases its digital ASICs for its IS-95 CDMA chip sets from other independent foundries. Accordingly, the Company is and will remain dependent on independent foundries, including TI, NEC, AMI, Atmel ES2, VTI, and others, to achieve acceptable manufacturing yields, to allocate to the Company a sufficient portion of foundry capacity to meet the Company's needs and to offer competitive pricing to the Company. Although the Company has not experienced material quality, allocation or pricing problems to date, if such problems were to arise in the future, they would have a material adverse effect on the Company's business, financial condition and results of operations.

     RISKS ASSOCIATED WITH CTP SYSTEMS. In October 1995, the Company acquired CTP Systems, a developer and manufacturer of wireless PBX systems and other low-mobility wireless communications applications. Although CTP Systems began commercial shipments of wireless PBX equipment to OEM customers in the fourth quarter of 1996, and is currently shipping to four OEM customers, it still has not reached commercially viable levels of shipments. Sales of wireless PBX systems worldwide to date have been lower than forecasts. Wireless PBX sales are currently to vertical and limited applications. It is still not clear when and if the wireless PBX market will experience significant growth and how successful the Company's OEMs will be in this market. CTP Systems is currently engaged in further development to facilitate a cost reduction program that may require the Company to incur additional engineering expenses to correct any problems or redesign the product.

     Although CTP Systems has commenced manufacturing its PBX product, it has not yet manufactured commercial quantities on a continuous basis. The Company believes that CTP Systems' existing manufacturing facilities and subcontracted assembly facilities are capable of producing commercial quantities of its PBX equipment. No assurance can be given, however, that manufacturing or control problems will not arise as CTP Systems increases production of its product, or as additional facilities are required in the future. CTP Systems is subject to various risks associated with the manufacturing process, including errors in the manufacturing process, shortages of required components, manufacturing equipment failures and disruptions of operations at the manufacturing facility. Prolonged inability of CTP Systems to deliver products in a timely manner could result in the loss of customers and a material adverse effect on its results of operations. In addition, CTP Systems may be required to develop, adapt or acquire additional production technology, facilities and technical personnel in the event the PBX system equipment is modified or redesigned. Since CTP Systems has limited manufacturing experience, there can be no assurance that prices for CTP Systems' products will cover the manufacturing costs for its product. In addition, certain of the components included in CTP Systems' products are obtained from a single source or a limited group of suppliers. The partial or complete loss or delay of the supply of components from certain of these sources could result in a significant reduction in CTP Systems' revenues and could also damage certain customer relationships.

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

     RELIANCE ON INTERNATIONAL OPERATIONS; RISKS OF OPERATIONS IN ISRAEL.
The Company is subject to the risks of doing business internationally, including unexpected changes in regulatory requirements; fluctuations in the exchange rate for the United States dollar; imposition of tariffs and other barriers and restrictions; and the burdens of complying with a variety of foreign laws. The Company is also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. In particular, the Company's principal research and development facilities are located in the State of Israel and, as a result, as June 30, 1998, 168 of the Company's 189 employees were located in Israel, including most of the Company's senior management and all of the Company's research and development personnel. Therefore, the Company is directly affected by the political, economic and military conditions to which that country is subject. In addition, many of the Company's expenses in Israel are paid in Israeli currency, thereby also subjecting the Company to foreign currency fluctuations and to economic pressures resulting from Israel's generally high rate of inflation. The rate of inflation in Israel for 1996 and 1997 was 10.6% and 7.0%, respectively. While the Company's functional currency is the United States dollar, a portion of the Company's expenses are denominated in Israeli shekels. The Company's primary expense paid in Israeli currency is Israeli-based employee salaries. As a result, an increase in the value of Israeli currency in comparison to the United States dollar could increase the cost of technology development, research and development expenses and general and administrative expenses. There can be no assurance that currency fluctuations, changes in the rate of inflation in Israel or any of the other aforementioned factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

     MANAGEMENT OF GROWTH. The growth and development in the Company's business has placed, and is expected to continue to place, a significant strain on the Company's management and operations. To manage its growth and development, the Company must continue to implement and improve its operational, financial and management information systems and expand, train and manage its employees. The anticipated increase in product development, general and administrative, and marketing and sales expenses coupled with the Company's reliance on OEMs to successfully market and develop products that incorporate the Company's proprietary technologies could have an adverse effect on the Company's performance. The Company's failure to manage growth effectively and efficiently could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     VOLATILITY OF STOCK PRICE. The price of the Company's Common Stock has experienced substantial fluctuation, and the Company believes that factors such as announcements of developments related to the Company's business, announcements by competitors, quarterly fluctuations in the Company's financial results and general conditions in the wireless personal communications industry in which the Company competes or the national and regional economies in which the Company does business, fluctuations in levels of consumer spending for cellular telephones in Japan and North and South America, and other factors could cause the price of the Company's Common Stock to continue to fluctuate in the future, perhaps substantially. In addition, in recent years the stock market in general, and the market for shares of technology stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Such fluctuations could have a material adverse effect on the market price of the Company's Common Stock.

PART II. OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

     As previously disclosed in the Company's reports on Form 10-K for the fiscal year ended December 31, 1997 and on Form 10-Q for the quarterly periods ended June 30, 1997, September 30, 1997 and March 31, 1998, on May 12, 1997, a class action lawsuit was filed against the Company and several of its officers and directors in the Superior Court of California, Santa Clara County, bearing the caption BERT PERL, ET AL. V. DSP COMMUNICATIONS, INC., DAVIDI GILO, LEWIS S. BROAD, GERALD DOGON, NATHAN HOD, ARNON KOHAVI AND JOSEPH PERL. A second identical lawsuit, captioned GERSHON SONTAG, ET AL. V. DSP COMMUNICATIONS, INC., ET AL. was filed on May 22, 1997. The complaints, which were consolidated, alleged that the Company and certain of its officers and directors violated California securities laws in connection with certain statements allegedly made during the first quarter of 1997, and sought damages in an unspecified amount, interest, attorney's fees and other costs and other equitable injunctive relief. The plaintiffs requested to have the matter certified as a class action on behalf of certain past and present shareholders of the Company. The court sustained the Company's demurrer with leave to amend. On January 27, 1998, plaintiffs filed an amended and consolidated complaint. On February 26, 1998, two of the plaintiffs in the state action filed a similar complaint in the U.S. District Court for the Northern District of California, captioned ROBERT MISHELOW, ET AL. V. DSP COMMUNICATIONS, INC., ET AL. The complaint makes the same allegations as the amended complaint filed in state court, but charges violations of federal securities laws.

     The parties have reached an agreement in principle to settle the lawsuits in their entirety for $3,000,000, which will be funded by insurance proceeds. The agreement is subject to negotiation and execution of a Stipulation of Settlement and approval by the court. The Company continues to deny all allegations in the lawsuit.

ITEM 2.        CHANGES IN SECURITIES

     None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     The Company's annual meeting of stockholders was held on May 12, 1998. At the annual meeting, the following matters were voted upon and approved by the stockholders:

1. The election of three (3) Class III directors to serve for a three-year term until the 2001 Annual Meeting of Stockholders. The results of the voting were as follows:

a.   Neill H. Brownstein

Number of shares voted FOR               35,737,471
Number of shares WITHHOLDING AUTHORITY      697,127

b.   Nathan Hod

Number of shares voted FOR               35,738,773
Number of shares WITHHOLDING AUTHORITY      695,825

c.  Shigeru Iwamoto

Number of shares voted FOR               35,753,293
Number of shares WITHHOLDING AUTHORITY      681,305

2. Proposal to amend the Company's 1996 Stock Option Plan to increase the number of shares of Common Stock authorized for issuance thereunder by 2,000,000 shares, from 3,000,000 to 5,000,000 shares. The results of the voting were as follows:

Number of shares voted FOR                   14,306,008
Number of shares voted AGAINST               11,034,453
Number of shares ABSTAINING                      52,210
Number of Broker Non-Votes                   11,041,927

3. Ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 1998. The results of the voting were as follows:

Number of shares voted FOR                   36,338,628
Number of shares voted AGAINST                   56,455
Number of shares ABSTAINING                      39,515
Number of Broker Non-Votes                          -0-

ITEM 5.        OTHER INFORMATION

     In 1997, the Company implemented a share repurchase program pursuant to which the Company, from time to time and at management's discretion, was authorized to purchase up to an aggregate of eight million shares of the Company's Common Stock. In the first six months of 1998, the Company repurchased 1,272,800 shares for approximately $17.9 million, bringing the total number of shares repurchased in this repurchase program to 7,142,600 shares, with an aggregate purchase price of approximately $70.5 million. During July 1998, the Company repurchased 100,500 additional shares of its common stock for $1,349,000. The Company may, from time to time, repurchase additional shares of its Common Stock under the repurchase program.

     On July 14, 1998, Joseph Perl, formerly the Company's Chief Technical Officer, was appointed as President and Chief Executive Officer of the Company, replacing Nathan Hod in such capacities. Dr. Perl was also appointed to serve on the Board of Directors. Mr. Hod will remain on the Board of Directors and will continue to serve as Chairman of the Board.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits


     3.4  Resolution adopted by the Board of Directors at a meeting of the
          Board held on July 14, 1998, amending the Bylaws of the Company.
     27.1 Financial Data Schedule            - Six Months Ended June 30, 1998
     27.2 Restated Financial Data Schedule   - Six months Ended June 30, 1997

     (b)  Reports on Form 8-K

          None.

                              SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 11, 1998


DSP COMMUNICATIONS, INC.



BY:  /S/GERALD DOGON
-----------------------------------------------------------------------
Gerald Dogon, Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)