Form 10-Q
period 1998-09-30
DSP COMMUNICATIONS INC
filed 1998-11-12
CIK 934545

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998
                                               ------------------

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

           20300 Stevens Creek Boulevard, Cupertino, California 95014
           ----------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's telephone number, including area code (408) 777-2700
                                                           ---------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

As of November 9, 1998, there were 38,255,180 shares of Common Stock ($.001 par value) outstanding.

                                    INDEX

                            DSP COMMUNICATIONS, INC.



                                                                        Page No.
                                                                        --------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed consolidated balance sheets-September 30, 1998
        and December 31, 1997............................................. 3

        Condensed consolidated statements of operations-quarter
        ended September 30, 1998 and 1997, and nine months
        ended September 30, 1998 and 1997................................. 4

        Condensed consolidated statements of cash flows-nine months ended September 30, 1998 and 1997................................. 5

        Notes to condensed consolidated financial statements-
        September 30, 1998................................................ 6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations......................................... 8

Item 3. Quantitative and Qualitative Disclosures About Market Risk .......17


PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................................18

Item 2. Changes in Securities and Use of Proceeds.........................18

Item 3. Defaults upon Senior Securities...................................18

Item 4. Submission of Matters to a Vote of Security Holders...............18

Item 5. Other Information.................................................18

Item 6. Exhibits and Reports on Form 8-K..................................19


SIGNATURES................................................................20


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            DSP COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                           (U.S. DOLLARS IN THOUSANDS)

                                          September 30,      December 31,
                                              1998              1997
                                          -------------      -----------
                                           (Unaudited)         (Note 1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                 $  70,082          $  82,322
Short term investments                       44,241             34,319
Trade accounts receivable                    20,397             11,200
Other current assets                          6,545              7,207
                                          ---------          ---------
  Total current assets                      141,265            135,048

Property and equipment, net                   4,745              4,151

Other assets                                  3,073              3,697
                                          ---------          ---------
                                          $ 149,083          $ 142,896
                                          ---------          ---------
                                          ---------          ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                          $  11,530          $   9,372
Accrued liabilities                          18,998             17,093
Deferred income                               1,180                528
                                          ---------          ---------
  Total current liabilities                  31,708             26,993

STOCKHOLDERS' EQUITY
Common stock                                     38                 40
Additional paid-in capital                   62,787             84,890
Retained earnings                            54,550             30,973
                                          ---------          ---------
  Total stockholders' equity                117,375            115,903
                                          ---------          ---------
                                          $ 149,083          $ 142,896
                                          ---------          ---------
                                          ---------          ---------

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

                            DSP COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (U.S. DOLLARS AND SHARES IN THOUSANDS EXCEPT PER SHARE DATA)

                                   (UNAUDITED)


                                          Three Months Ended                           Nine Months Ended
                                          -------------------                          ------------------
                                 September 30,        September 30,         September 30,        September 30,
                                      1998                 1997                  1998                 1997
                                      ----                 ----                  ----                 ----
REVENUES
Product                           $   34,040           $   19,097           $   85,522            $   45,876
Technology development                   822                1,380                2,898                 3,591
                                  ----------           ----------           ----------            ----------
  Total revenues                      34,862               20,477               88,420                49,467

COST OF REVENUES
Product                               19,701                9,489               46,537                23,509
Technology development                   565                1,234                2,086                 3,444
                                  ----------           ----------           ----------            ----------
  Total cost of revenues              20,266               10,723               48,623                26,953
                                  ----------           ----------           ----------            ----------

Gross profit                          14,596                9,754               39,797                22,514

OPERATING EXPENSES
Research and
    development                        3,214                1,559                8,330                 4,582
Sales and marketing                    1,057                  935                2,995                 3,002
General and
    administrative                     2,122                2,023                6,648                 5,515
                                  ----------           ----------           ----------            ----------
                                       6,393                4,517               17,973                13,099
                                  ----------           ----------           ----------            ----------

Operating income                       8,203                5,237               21,824                 9,415

Other income                           1,710                1,096                4,667                 4,740
                                  ----------           ----------           ----------            ----------

Income before provision for
  income taxes                         9,913                6,333               26,491                14,155

Provision for income taxes             1,174                  423                2,914                 1,400
                                  ----------           ----------           ----------            ----------

Net income                        $    8,739           $    5,910           $   23,577            $   12,755
                                  ----------           ----------           ----------            ----------
                                  ----------           ----------           ----------            ----------
Earnings per share:
  Basic                           $     0.22           $     0.15           $     0.59            $     0.30
                                  ----------           ----------           ----------            ----------
                                  ----------           ----------           ----------            ----------
  Diluted                         $     0.21           $     0.14           $     0.56            $     0.28
                                  ----------           ----------           ----------            ----------
                                  ----------           ----------           ----------            ----------
Shares used in computing
  earnings per share:
  Basic                               40,276               39,727               40,200                42,202
                                  ----------           ----------           ----------            ----------
                                  ----------           ----------           ----------            ----------
  Diluted                             41,787               43,617               42,353                44,811
                                  ----------           ----------           ----------            ----------
                                  ----------           ----------           ----------            ----------


See Notes to Condensed Consolidated Financial Statements.

                            DSP COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (US DOLLARS IN THOUSANDS)

                                   (UNAUDITED)


                                                                            Nine              Nine
                                                                        Months Ended       Months Ended
                                                                        September 30,      September 30,
                                                                            1998               1997
                                                                            ----               ----
OPERATING ACTIVITIES:
Net income for the period                                               $  23,577          $ 12,755
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                                               1,976             1,665
Loss on disposal of equipment                                                  --                 3
Compensation expense related to shares issued in a subsidiary                 290               370
Compensation expense related to stock options                                  42                --
Changes in operating assets and liabilities:
  Trade accounts receivable                                                (9,197)           (5,447)
  Other current assets                                                        662            (2,540)
  Accounts payable                                                          2,045             5,469
  Accrued liabilities                                                       1,615              (431)
  Deferred income                                                             652            (2,419)
                                                                        ---------          --------

Net cash provided by operating activities                                  21,662             9,425
                                                                        ---------          --------

INVESTING ACTIVITIES:
Cash purchases of equipment                                                (1,833)           (1,718)
Proceeds from sale of equipment                                                --                21
Purchases of short term investments                                       (38,188)               --
Sales and maturities of short term investments                             28,368            27,663
                                                                        ---------          --------

Net cash provided by (used in) investing activities                       (11,653)           25,966
                                                                        ---------          --------

FINANCING ACTIVITIES:
Repurchase of common stock                                                (31,462)          (48,219)
Issuance of common stock for cash                                           9,213             4,224
                                                                        ---------          --------

Net cash used in financing activities                                     (22,249)          (43,995)
                                                                        ---------          --------

Decrease in cash and cash equivalents                                     (12,240)           (8,604)
Cash and cash equivalents at beginning of period                           82,322            77,799
                                                                        ---------          --------
Cash and cash equivalents at end of period                              $  70,082          $ 69,195
                                                                        ---------          --------
                                                                        ---------          --------

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

2.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30 as follows (in thousands except per share data):


                                                           Three Months Ended              Nine Months Ended
                                                           -------------------            ------------------
                                                      September 30,  September 30,    September 30,  September 30,
                                                         1998            1997            1998           1997
                                                         ----            ----            ----          ----
Numerator for basic and diluted earnings per
share - net income                                    $ 8,739         $  5,910         $ 23,577       $ 12,755
                                                      -------         --------         --------        -------
                                                      -------         --------         --------        -------
Denominator for basic earnings per share -
  weighted average shares                              40,276           39,727           40,200         42,202
Effect of  dilutive  securities - employee  stock
  options                                               1,511            3,890            2,153          2,609
                                                      -------         --------         --------        -------
Denominator for diluted earnings per share -
adjusted weighted average shares                       41,787           43,617           42,353         44,811
                                                      -------         --------         --------        -------
                                                      -------         --------         --------        -------
Earnings per share:
  Basic                                               $  0.22         $   0.15         $   0.59       $   0.30
                                                      -------         --------         --------        -------
                                                      -------         --------         --------        -------
  Diluted                                             $  0.21         $   0.14         $   0.56       $   0.28
                                                      -------         --------         --------        -------
                                                      -------         --------         --------        -------

Potentially dilutive securities excluded from             917                0              735              0
  computations as the effect would be antidilutive    -------         --------         --------        -------
                                                      -------         --------         --------        -------


3.    NEW ACCOUNTING STANDARDS

As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. For the three months ended September 30, 1998 and 1997, total comprehensive income was $8,882,000 and $5,936,000, respectively. During the first nine months of 1998 and 1997, total comprehensive income amounted to $23,677,000 and $12,736,000, respectively.

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

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activity" ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. SFAS 133 permits early adoption as of the beginning of any fiscal quarter; however, the Company has yet to determine its date of adoption. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. The Company has not yet determined what the effect of SFAS 133 will be on the earnings and financial position of the Company.

4.  STOCKHOLDERS' EQUITY

In 1997, the Company implemented a repurchase program pursuant to which the Company, from time to time and at management's discretion, may purchase shares of the Company's common stock in open-market and privately negotiated transactions. The number of shares in the repurchase plan, which was originally 8 million, has been increased through October 1998 to a total of 16 million shares. During 1997, the Company repurchased 5,869,800 shares of its common stock for an aggregate purchase price of $52,628,000, and in the first nine months of 1998, the Company repurchased 2,632,200 shares of its common stock for an aggregate purchase price of $31,462,000. During October 1998, the Company repurchased 1,669,500 additional shares of its common stock for $10,790,000.

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

6.   SUBSEQUENT EVENTS

In October 1998, options to purchase approximately 2.4 million shares of common stock were repriced to $6.125 or to $6.6875 per share. Options previously exchanged in April 1997 were not subject to the repricing. Also during October 1998, the Company granted options to purchase approximately 2.6 million shares of common stock to employees and executives.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage relationships of certain items from the Company's consolidated statements of operations as a percentage of total revenues:


                                        Three Months Ended                     Nine Months Ended
                                        ------------------                     -----------------
                                     September 30,      September 30,      September 30,   September 30,
                                         1998              1997               1998            1997
                                         ----              ----               ----            ----
                                          %                 %                  %                %

REVENUES
Product                                  97.6              93.3               96.7              92.7
Technology development                    2.4               6.7                3.3               7.3
                                        -----             -----              -----             -----
  Total revenues                        100.0             100.0              100.0             100.0

COST OF REVENUES
Product                                  56.5              46.3               52.6              47.5
Technology development                    1.6               6.0                2.4               7.0
                                        -----             -----              -----             -----
  Total cost of revenues                 58.1              52.3               55.0              54.5
                                        -----             -----              -----             -----
GROSS PROFIT                             41.9              47.7               45.0              45.5

OPERATING EXPENSES
Research and development                  9.2               7.6                9.4               9.3
Sales and marketing                       3.0               4.6                3.4               6.1
General and administrative                6.1               9.9                7.5              11.1
                                        -----             -----              -----             -----
                                         18.3              22.1               20.3              26.5
                                        -----             -----              -----             -----

Operating income                         23.6              25.6               24.7              19.0

Other income                              4.9               5.4                5.3               9.6
                                        -----             -----              -----             -----

Income before provision
   for income taxes                      28.5              31.0               30.0              28.6

Provision for income taxes               (3.4)             (2.1)              (3.3)             (2.8)
                                        -----             -----              -----             -----
Net income                               25.1              28.9               26.7              25.8
                                        -----             -----              -----             -----
                                        -----             -----              -----             -----


REVENUES

PRODUCT: Product revenues increased to $34.0 million in the third quarter of 1998, from $19.1 million in the third quarter of 1997, and to $85.5 million in the nine months ended September 30, 1998, from $45.9 million in the first nine months of 1997. Product revenues have been primarily from sales of baseband chip sets for digital cellular telephones. The increase in product revenues for the three months and nine months ended September 30, 1998 as compared to the same periods in 1997, was a result of stronger demand for the Company's PDC and TDMA chip sets and the commencement of volume sales of its CDMA chip sets in the second quarter of 1998. Revenues from sales to distributors are recognized at the time the products are shipped by the distributor to the original equipment manufacturer ("OEM") customer. Other product revenues are recorded when products are shipped to customers.

TECHNOLOGY DEVELOPMENT AND OTHER: Technology development revenues decreased to $822,000 in the third quarter of 1998 from $1,380,000 in the third quarter of 1997 and to $2.9 million in the nine months ended September 30, 1998 from $3.6 million in the first nine months of 1997. The Company's technology development revenues fluctuate, and may continue to fluctuate, depending on the number and size of technology development agreements and the timing of related milestones and deliverables. The Company's subsidiary, CTP Systems, Ltd. ("CTP Systems"), is engaged in certain reference design projects which contribute to the technology development revenues.

GROSS PROFIT

Gross profit in the third quarter of 1998 was $14.6 million (41.9% of revenues), compared to $9.8 million (47.7% of revenues) in the third quarter of 1997. Gross profit in the first nine months of 1998 was $39.8 million (45.0% of revenues), compared to $22.5 million (45.5% of revenues) in the first nine months of 1997.

The gross margins on product revenues are affected by changes in the customer and product mix from quarter to quarter and by price pressures (or alleviation thereof) which are impacted by, among other factors, fluctuations in the dollar/yen rate of exchange. For the three months and nine months ended September 30, 1998 as compared to the same periods in 1997, the effect of the continued decrease in sales prices of the Company's chip sets has partially been offset by cost reductions received from the Company's suppliers due to increased order volumes and by cost reductions resulting from a weaker yen which reduced in dollar terms the cost of components quoted in, or linked to, yen based prices (See also discussion in Foreign Currency Issues and Impact of Inflation section below).

Sales of wireless private branch exchange ("PBX") systems of CTP Systems, resulted in relatively low margins. The Company expects that it will continue to experience relatively low margins on sales of these wireless PBX systems unless and until higher quantity sales can be achieved. CTP Systems is currently engaged in a cost reduction program, the initial effects of which are anticipated to be felt towards the end of 1998 and further cost reductions will be implemented during 1999.

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

During the third quarter of 1998, the Company entered into dollar/yen option transactions in an attempt to hedge partially against the increase in value of the US dollar against the yen and to somewhat decrease the net exposure to currency-driven sales price pressure. The Company additionally has some of its vendor purchases quoted in, or linked to, yen based prices.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased to $3.2 million in the third quarter of 1998 from $1.6 million in the third quarter of 1997 and to $8.3 million in the first nine months of 1998 from $4.6 million in the first nine months of 1997. The increases were a result of growth in research and development activities during those periods, a decrease in the allocation of engineering costs to technology development due to a decrease in technology development activity, and growth in the number of engineering personnel. As a percentage of total revenues, research and development expenses increased to 9.2% in the third quarter of 1998, from 7.6% in the third quarter of 1997, and to 9.4% in the first nine months of 1998 from 9.3% in the first nine months of 1997. The Company expects that its research and development expenses will increase in the future, in absolute dollars.

The Company records software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." To date, the Company has expensed all of its software costs.

SALES AND MARKETING EXPENSES

Sales and marketing expenses were $1.1 million (3.0% of revenues) in the third quarter of 1998, $0.9 million (4.6% of revenues) in the third quarter of 1997 and were $3.0 million (3.4% of revenues) in the first nine months of 1998 and $3.0 million (6.1% of revenues) in the first nine months of 1997. These expenses are mainly comprised of the sales and marketing staff at the Company's headquarters in Cupertino, California, its offices in Israel and Tokyo, participation at trade exhibitions, and other promotional and marketing research activities.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $2.1 million (6.1% of revenues) in the third quarter of 1998 compared to $2.0 million (9.9% of revenues) in the third quarter of 1997 and $6.6 million (7.5% of revenues) in the first nine months of 1998 compared to $5.5 million (11.1% of revenues) in the first nine months of 1997. General and administrative expenses increased, in absolute dollars, as a result of increased staffing levels at the facilities of DSPC Israel Ltd. ("DSPCI"), an Israeli subsidiary of the Company, increased facility expenses resulting from additional space that was leased by DSPCI, and increased administration expenses and fees.

OTHER INCOME

Other income includes net interest income, investment income, and foreign currency remeasurement gains and losses and other expenses. Other income increased to $1.7 million in the third quarter of 1998 from $1.1 million in the third quarter of 1997. In the first nine months of both 1998 and 1997, other income was $4.7 million. Other income in the first nine months of 1998 and 1997 was generated primarily from interest and realized gains on the Company's cash and investment balances, which were at an average level of approximately $114 million and $118 million, during the first nine months of 1998 and 1997, respectively.

Other income fluctuates as a result of changes in the level of the Company's cash and investment balances, which was primarily caused by the repurchase of shares (see below - Liquidity and Capital Resources), changes in the rate of exchange between the Japanese yen and the United States dollar and between the Israeli shekel and the United States dollar, and fluctuations in the available interest rates applicable to the Company's deposits and investments.

PROVISION FOR INCOME TAXES

The Company's effective tax rate was 11.0% for the first nine months of 1998 compared to 12.5% for the first nine months of 1997. In the third quarter of 1997, the Company reduced its regular provision of 12.5% by the amount of $370,000, following the receipt of final tax assessments for two of the Company's Israeli subsidiaries for the years 1992 through 1995. The effective tax rate is substantially below the federal statutory rate primarily due to the tax benefits achieved by the status of certain of the Company's Israeli subsidiaries as "Approved Enterprises" granted by the State of Israel, which provides for a tax holiday or a reduced corporate tax rate of 10% on the Company's undistributed Israeli earnings. The decrease in the Company's effective tax rate is mainly due to the increase in the Company's revenues, which is allocated to an investment program within the "Approved Enterprises" that benefits from a tax holiday. Over time, the Company's tax rate is expected to increase as the tax benefits awarded with Approved Enterprise status become eliminated, as well as potential increases due to rules regarding controlled foreign corporations ("CFC"). Losses incurred by the Company or any of its subsidiaries in one country generally will not be deductible by entities in other countries in the calculation of their respective local taxes. In addition, losses generated by one Israeli entity will not offset income generated by another Israeli entity. Therefore, losses incurred by one Israeli entity or a combined loss of the U.S. entities will increase the Company's effective tax rate.

FOREIGN CURRENCY ISSUES AND IMPACT OF RATE OF INFLATION

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

While a substantial portion of the Company's revenues and costs are denominated in United States dollars, a material portion of the sales prices for certain products sold by the Company, and prices of certain components purchased by the Company for the manufacture of its products, are quoted in, or linked to, yen based prices. Therefore, fluctuations in the exchange rate of the yen in relation to the United States dollar could have a material adverse effect on the Company's results of operations and financial condition.

A portion of the Company's expenses are denominated in Israeli shekels. The Company's primary expense paid in Israeli currency is Israeli-based employee salaries. In addition, the Company also has certain Israeli shekel-based liabilities and assets. As a result, fluctuations in the value of Israeli currency in comparison to the United States dollar and inflationary pressures on the Israeli shekel could affect the cost of technology development, research and development expenses, general and administrative expenses and the Company's effective income tax rate and could have a material adverse affect on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities provided cash of $21.7 million in the first nine months of 1998 compared to $9.4 million in the first nine months of 1997. Net cash provided from operations in the first nine months of 1998 was comprised primarily of net income and an increase in current liabilities, less an increase in accounts receivable. Trade accounts receivable were $20.4 million at September 30, 1998 due to the timing of shipments and payment terms.

The Company's investing and financing activities for the first nine months of 1998, other than purchases of and proceeds from, short-term investments, have consisted of expenditures for fixed assets which totaled 1.8 million, and the repurchase of common stock for cash which totaled $31.5 million, in the first nine months of 1998.

In the first nine months of 1998, the Company repurchased 2,632,200 shares of its common stock in its repurchase program, bringing the total number of shares repurchased through September 30, 1998, in this repurchase program, to 8,502,000 shares with a total aggregate purchase price of approximately $84.1 million. During October 1998, the Company repurchased an additional 1,669,500 shares of its common stock for an aggregate purchase price of approximately $10.8 million. The Company may from time to time repurchase additional shares of its Common Stock under its share repurchase program.

In obtaining approval from Israeli tax authorities of the Company's reorganization, which was completed immediately before the closing of the Company's initial public offering ("IPO") in March 1995, the Company agreed to invest in activities in Israel an amount of not less than $9.0 million out of the proceeds of the IPO within three years after the IPO. In the first quarter of 1998, the Company received approval from the Israeli tax authorities for a two year extension of this requirement. Through September 30, 1998, $6.5 million has been transferred to Israel.

As of September 30, 1998, the Company had $114.3 million of cash, cash equivalents and short-term investments. The Company believes that its existing cash, cash equivalents and short-term investment balances, will be sufficient to meet its cash requirements for at least the next twelve months.

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

IMPACT OF YEAR 2000

Many currently installed computer systems and software products experience problems handling dates beyond the year 1999 and will need to be modified before the year 2000 in order to remain functional. As a result, before the year 2000, computer systems and/or software products and applications used by many companies may need to be upgraded to comply with such year 2000 requirements.

The Company is currently expending resources to review its internal systems, products and the readiness of third parties with whom the Company has business relationships and has assigned a dedicated task force to develop and implement a Year 2000 plan (the "Plan") which is designed to cover all of the Company's activities. The Plan, which has executive sponsorship, is reviewed regularly by senior management and includes the evaluation of both information technology ("IT") and non-IT systems. The Plan consists of five steps.

Step one involves increasing awareness by educating and involving all appropriate levels of management regarding the need to address Year 2000 issues. Step two consists of identifying all of the Company's systems, products and relationships that may be impacted by Year 2000. Step three involves determining our current state of Year 2000 readiness for those areas identified in step two and prioritizing areas that need to be fixed. Step four will consist of developing a plan for those areas identified as needing correction. Step five will be the implementation and execution of the Company's Plan and completing the steps identified to attain Year 2000 readiness. The Company has completed step one and is currently completing step two. Based on the Company's assessment to date, it has determined that it is unlikely that the Company has any exposure to contingencies related to the Year 2000 issue for the products that it has sold, that all of the Company's products that are currently being sold are Year 2000 compliant, and that the Company expects to complete implementation of the Plan, including completing any necessary modifications or replacements of its internal IT and non-IT systems, by the middle of 1999.

The costs to the Company of implementing the Plan to date have not been material, and the Company does not believe that the costs of completing the Plan will be material. The Company is currently evaluating modification or replacement of certain of its internal IT systems in connection with the Company's growth, and the majority of the costs associated with the Plan for the Year 2000 are expected to represent resources used in this related expansion effort. The Company believes that modifications deemed necessary will be made on a timely basis and does not believe that the cost of such modifications will have a material effect on the Company's operating results. In addition, the Company is in the process of evaluating the need for contingency plans with respect to year 2000 requirements. The necessity of any contingency plan must be evaluated on a case-by-case basis and may vary considerably in nature depending on the year 2000 issue it may address.

The Company's statements above regarding its expectations as to the extent and timeliness of modifications or replacements required in order to achieve Year 2000 compliance are forward-looking statements subject to risks and uncertainties. Actual results may vary materially as a result of a number of factors, including, among others, those described above in this section. There can be no assurance however, that unexpected delays or problems, including the failure to ensure Year 2000 compliance of systems or products supplied to the Company by third parties, will not have an adverse effect on the Company, its financial performance and results of operations. In addition, the Company cannot predict the effect of the Year 2000 issues on its customers or the resulting effect on the Company. As a result, if such customers do not take preventative and/or corrective actions in a timely manner, the Year 2000 issue could have an adverse effect on their operations and accordingly have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the Company's current understanding of expected costs is subject to change as the project progresses and does not include the cost of internal software and hardware replaced in the normal course of business whose installation otherwise may be accelerated to provide solutions to Year 2000 compliance issues.

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

         RELIANCE ON A LIMITED NUMBER OF PRODUCTS; NEED FOR NEW PRODUCT INTRODUCTIONS. Substantially all of the Company's sales are from three products: its PDC baseband chip set for digital cellular telephones for use in Japan, its TDMA chip set for use outside of Japan, and its CDMA chip set for use in the US, Japan, Korea and other parts of the world. The Company believes that its success will depend both on continued sales of its PDC, TDMA and CDMA chip sets and on its ability to successfully develop, introduce and market successive generations of its products. Although the Company continuously works to develop future generations of its products, there can be no assurance that it will be successful in doing so, or that completion of development of products will not be delayed. The Company's future success may also be dependent on commencing new product development and successful introduction of new products. The success of new product generations and new products, will also depend upon, among other things, the ability of the Company to market the products successfully, the growth of the relevant markets for the products, and the success of the Company's OEM customers in completing in a timely manner their development of handsets or other OEM products utilizing the Company's products and in successfully competing in the applicable markets. In addition, the Company will likely use independent foundries to manufacture any such products, and there can be no assurance that the products will be able to be manufactured in a timely manner, in commercial quantities, at reasonable cost, and with acceptable yields and quality standards, particularly with new products, such as further generations of PDC, TDMA and CDMA products, that may incorporate new manufacturing technology. If the Company is unable, for technological or other reasons, to develop, introduce and manufacture in a timely manner new product generations and new products and to market them successfully, or if the Company's OEMs are unable to successfully develop and market their products, the Company's business and results of operations could be materially and adversely affected.

         MARKETS FOR THE COMPANY'S PRODUCTS ARE HIGHLY COMPETITIVE. The markets for the Company's products are extremely competitive, and the Company expects that competition will increase. Many of the Company's competitors have entrenched market positions, established patents, copyrights, tradenames, trademarks and intellectual property rights and substantial technological capabilities. The Company's current competitors in the digital cellular market include other suppliers of DSP-based chip sets, such as existing cellular telephone manufacturers that develop chip set solutions internally and smaller companies offering design solutions. The Company also expects new competitors to enter the chip set manufacturing market as the wireless communications markets expand. Both in the cellular market and in other wireless personal communications markets, the Company's existing and potential competitors include large and emerging domestic and international companies, many of which have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than the Company. The Company believes that its ability to compete successfully in the wireless personal communications market will depend upon a number of factors both within and outside of its control, including price, quality, availability, product performance and features; timing of new product introductions by the Company, its customers and competitors; and customer service and technical support. There can be no assurance that the Company will have the financial resources, technical expertise, intellectual property, or marketing, sales, distribution and customer service and technical support capabilities to compete successfully.

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

         Because the world-wide cellular subscriber equipment industry is dominated by a small number of large corporations, the Company expects that a significant portion of its future product sales will continue to be concentrated in a limited number of OEMs. In addition, the Company believes that the manufacture of subscriber equipment for emerging telecommunications services, such as personal communications services ("PCS"), will also be concentrated in a limited number of OEMs. As a result, the Company's performance is likely to continue to depend on relatively large orders from a limited number of distributors and OEMs. The Company's performance will also depend in part on gaining additional OEM customers, both within existing markets and in new markets. Sales of the Company's PDC, TDMA and CDMA chip sets will depend on the success of the Company's OEM customers in continuing to develop and introduce competitive handsets using these chip sets, and in successfully competing in these intensely competitive wireless personal communications markets. In addition, sales of CTP Systems' PBX systems will depend on the success of CTP Systems' OEM customers in the wireless PBX market. The loss of any existing OEM customer, a significant reduction in the level of sales to any existing customers, or the failure of the Company to gain additional OEM customers could have a material adverse effect on the Company's business, financial condition and results of operations.

         UNCERTAINTIES RELATED TO CERTAIN NEW MARKETS FOR THE COMPANY'S PRODUCTS. The success of the Company in marketing its TDMA-based and CDMA-based chip sets will be dependent on, among other things, the success of the relatively new TDMA and CDMA standards and growth of these markets worldwide. There can be no assurance that these standards will be widely adopted or that the TDMA or CDMA chip sets or successive generations of these products, will be successful in the marketplace. In addition, increased sales of CTP Systems' wireless PBX systems will be dependent on, among other things, growth in the market for PBX systems and other low-mobility wireless communications applications. This market has to date not experienced the rate of growth previously anticipated, and there can be no assurance that the PBX market will become large enough to support significant sales of CTP Systems' products.

         DEPENDENCE ON JAPANESE AND GLOBAL MARKETS AND ECONOMIES; FLUCTUATION OF EXCHANGE RATES. A substantial portion of the Company's revenues are derived from sales of its products in Japan and may be materially affected by the current difficulties in the Japanese economy. A continued weakness in the Japanese economy or a further decline of economic conditions in Japan could have a material adverse effect on the Company's business, financial condition and results of operations. The future performance of the Company will be dependent, in large part, upon its ability to continue to compete successfully in the Japanese market. The Company's ability to continue to compete in this market will be dependent upon several factors, including no deterioration of existing trade relations between Japan, Israel and the United States or imposition of tariffs in the wireless personal communications industry, no adverse changes in the Japanese telecommunications regulatory environment, the Company's ability to develop products that meet the technical requirements of its Japanese customers, and the Company's ability to maintain satisfactory relationships with its Japanese customers and its distributor in Japan. While virtually all of the Company's sales to its Japanese customers are denominated in United States dollars, a material portion of the sales prices for certain products sold to these customers by the Company are quoted in dollars linked to yen based prices. Therefore, fluctuations in the exchange rate for the United States dollar in relation to the yen could materially affect the price of the Company's products in Japan and could have a material adverse effect on the Company's sales and results of operations. In addition, an increasing portion of the components purchased by the Company for the manufacture of its products are quoted in, or linked to, yen based prices and, therefore, strengthening of the exchange rate of the yen in relation to the United States dollar could materially increase the cost of these materials and thereby have a material adverse effect on the Company's results of operations and financial conditions. Changes in the political or economic conditions, trade policy or regulation of telecommunications in Japan could have a material adverse effect on the Company's business, financial condition and results of operations.

         An increasing amount of the Company's sales are made outside of Japan. The economies of other global regions in which the Company or its OEM customers do business, such as North and South America, may also be negatively affected by the current economic difficulties in Japan and Asia and other causes. Deterioration of economic conditions in these regions could have a material negative impact on the Company's business, financial condition and results of operations.

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

         SHORT VISIBILITY. The market for the Company's baseband chip sets is characterized by short-term order and shipment schedules. Accordingly, since the Company's revenue expectations and planned operating expenses are in large part based on estimates rather than on firm customer orders, the Company's quarterly operating results could be materially adversely affected if orders and revenues do not meet expectations.

         RELIANCE ON THIRD PARTY MANUFACTURERS. All of the Company's integrated circuit products and certain of the components included in CTP Systems' products are currently fabricated by independent third parties, and the Company intends to continue using independent foundries in the future. Accordingly, the Company is and will remain dependent on independent foundries to achieve acceptable manufacturing yields, to allocate to the Company a sufficient portion of foundry capacity to meet the Company's needs and to offer competitive pricing to the Company. Although the Company has not experienced material quality, allocation or pricing problems to date, if such problems were to arise in the future, they would have a material adverse effect on the Company's business, financial condition and results of operations.

         VOLATILITY OF STOCK PRICE. The price of the Company's Common Stock has experienced substantial fluctuation, and the Company believes that factors such as announcements of developments related to the Company's business, announcements by customers or competitors, quarterly fluctuations in the Company's financial results and general conditions in the wireless personal communications industry in which the Company competes or the national and regional economies in which the Company does business, fluctuations in levels of consumer spending for cellular telephones in Japan and North and South America, and other factors could cause the price of the Company's Common Stock to continue to fluctuate in the future, perhaps substantially. In addition, in recent years the stock market in general, and the market for shares of technology stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Such fluctuations could have a material adverse effect on the market price of the Company's Common Stock.

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

         The effective income tax rate of DSPCI and CTP Systems is sensitive to the relationship between the rate of inflation in Israel and to the change in the rate of exchange between the US dollar and the New Israeli Shekel ("NIS"). As a result, fluctuations in this rate of exchange in relation to the rate of inflation in Israel could increase the Company's effective income tax rate and as a result have a material adverse effect on the Company's net income and results of operations.

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

         RELIANCE ON INTERNATIONAL OPERATIONS; RISKS OF OPERATIONS IN ISRAEL. The Company is subject to the risks of doing business internationally, including unexpected changes in regulatory requirements; fluctuations in the exchange rate for the United States dollar; imposition of tariffs and other barriers and restrictions; and the burdens of complying with a variety of foreign laws. The Company is also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. In particular, the Company's principal research and development facilities are located in the State of Israel and, as a result, as September 30, 1998, 176 of the Company's 190 employees were located in Israel, including a substantial portion of the Company's senior management and all of the Company's research and development personnel. Therefore, the Company is directly affected by the political, economic and military conditions to which that country is subject. In addition, many of the Company's expenses in Israel are paid in Israeli currency, thereby also subjecting the Company to foreign currency fluctuations and to economic pressures resulting from Israel's generally high rate of inflation. The rate of inflation in Israel for 1996, 1997 and the first nine months of 1998 was 10.6%, 7.0% and 4.0%, respectively. While the Company's functional currency is the United States dollar, a portion of the Company's expenses are denominated in Israeli shekels. The Company's primary expense paid in Israeli currency is Israeli-based employee salaries. In addition, the Company also has certain Israeli shekel-based liabilities and assets. As a result, fluctuations in the value of Israeli currency in comparison to the United States dollar and inflationary pressures on the Israeli shekel could increase the cost of technology development, research and development expenses, general and administrative expenses and the Company's effective income tax rate. There can be no assurance that currency fluctuations, changes in the rate of inflation in Israel or any of the other aforementioned factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         As previously disclosed in the Company's reports on Form 10-K for the fiscal year ended December 31, 1997 and on Form 10-Q for the quarterly periods ended June 30, 1997, September 30, 1997, March 31, 1998 and June 30, 1998, on May 12, 1997, a class action lawsuit was filed against the Company and several of its officers and directors in the Superior Court of California, Santa Clara County, bearing the caption BERT PERL, ET AL. V. DSP COMMUNICATIONS, INC., DAVIDI GILO, LEWIS S. BROAD, GERALD DOGON, NATHAN HOD, ARNON KOHAVI AND JOSEPH PERL. A second identical lawsuit, captioned GERSHON SONTAG, ET AL. V. DSP COMMUNICATIONS, INC., ET AL. was filed on May 22, 1997. The complaints, which were consolidated, alleged that the Company and certain of its officers and directors violated California securities laws in connection with certain statements allegedly made during the first quarter of 1997, and sought damages in an unspecified amount, interest, attorney's fees and other costs and other equitable injunctive relief. The plaintiffs requested to have the matter certified as a class action on behalf of certain past and present shareholders of the Company. The court sustained the Company's demurrer with leave to amend. On January 27, 1998, plaintiffs filed an amended and consolidated complaint. On February 26, 1998, two of the plaintiffs in the state action filed a similar complaint in the U.S. District Court for the Northern District of California, captioned ROBERT MISHELOW, ET AL. V. DSP COMMUNICATIONS, INC., ET AL. The complaint makes the same allegations as the amended complaint filed in state court, but charges violations of federal securities laws.

         The parties have reached an agreement in principle to settle the lawsuits in their entirety for $3,000,000, which will be funded by insurance proceeds. The agreement is subject to negotiation and execution of a Stipulation of Settlement and approval by the court. The Company continues to deny all allegations in the lawsuit.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.           OTHER INFORMATION

         On October 12, 1998, Nathan Hod resigned as Chairman of the Board and as a director of the Company and Davidi Gilo, the Company's founder and former Chairman, was appointed as Chairman of the Board of Directors of the Company. Mr. Hod will remain employed with the Company as an advisor to Mr. Gilo until December 31, 1998.

         In addition, on October 12, 1998, Gerald Dogon resigned as the Company's Executive Vice President and Chief Financial Officer. Mr.
Dogon will remain as a director of the Company. David Aber, formerly Vice President of Finance of the Company, was appointed as the Company's Chief Financial Officer.

         In connection with Mr. Gilo's appointment as Chairman of the Board, the Company sold 350,000 shares of the Company's common stock to Mr. Gilo on October 12, 1998. The purchase price was $2,340,625, or $6.6875 per share, which was the closing share price of the common stock as reported on the New York Stock Exchange on October 12, 1998. The purchase price was paid by delivery by Mr. Gilo to the Company of a promissory note in the principal amount of $2,340,625. The note bears interest at the rate of 6.5% per annum. Principal and interest under the note are payable on December 31, 2001. The note is secured by a deed of trust on certain real property owned by Mr. Gilo. The sale of the shares to Mr. Gilo was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) thereof.

         In October 1998, the Company increased its share repurchase program, originally adopted in April 1997, by six million shares, to a total of 16 million shares. Pursuant to the repurchase program, the Company is authorized to purchase, from time to time and at management's discretion, up to the authorized 16 million shares of the Company's common stock in the open market or in privately negotiated transactions. In the third quarter of 1998, the Company repurchased 1,359,400 shares for approximately $13.6 million. In addition, in October 1998, the Company repurchased 1,669,500 shares, bringing the total number of shares repurchased in this repurchase program to 4,301,700 shares in 1998 and to 10,171,500 shares since its inception, with an aggregate purchase price of approximately $94.9 million. The Company may, from time to time, repurchase additional shares of its common stock under the repurchase program.

         On October 7, 1998, the Board of Directors adopted a 1998 Non-Qualified Stock Option Plan, pursuant to which 5,000,000 shares of common stock are reserved for issuance upon exercise of options that may be granted to employees and consultants of the Company.

         On October 7, 1998, the Board of Directors adopted a share option repricing program pursuant to which options to purchase an aggregate of 1,579,476 shares of common stock, held by non-officer employees of the Company under the Company's stock option plans, were repriced to have an exercise price equal to the closing market price of the common stock on October 7, 1998, which price was $6.125 per share. In addition, on October 12, 1998, the Board of Directors adopted a share option repricing program pursuant to which options to purchase an aggregate of 810,000 shares of common stock, held by certain officers of the Company under the Company's stock option plans, were repriced to have an exercise price equal to the closing market price of the common stock on October 12, 1998, which price was $6.6875 per share.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         10.29 Employment Agreement, dated as of July 22, 1998, by and between DSP Telecom, Inc. and Joseph Perl.

         10.30 Promissory Note, dated June 22, 1998, issued by Dr. and Mrs. Joseph Perl to the Company.

         10.31 Amendment to Employment and Option Agreements, dated as of October 12, 1998, by and between DSPC Israel Ltd., the Company, and Nathan Hod.

         10.32 Stock Purchase Agreement, dated as of October 12, 1998, by and between the Company and Davidi Gilo.

         10.33 Promissory Note, dated October 12, 1998, issued by Davidi Gilo to the Company.

         10.34    1998 Non-Qualified Stock Option Plan of the Company.

         27.1     Financial Data Schedule - Nine Months Ended September 30, 1998

         27.2     Financial Data Schedule - Nine Months Ended September 30, 1997

         (b)      Reports on Form 8-K

                  None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 12, 1998



DSP COMMUNICATIONS, INC.



By:      /s/ David Aber
    ------------------------------
David Aber, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)