Form 10-K
period 1998-12-31
DSP COMMUNICATIONS INC
filed 1999-03-25
CIK 934545

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 1998

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

                                   ---------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 10, 1999 was approximately $372,730,425. For purposes of this calculation only, (i) shares of Common Stock are deemed to have a market value of $15.00 per share, the closing sale price of the Common Stock as reported on the New York Stock Exchange on March 10, 1999, and (ii) each of the executive officers, directors and persons holding 5% or more of the outstanding Common Stock is deemed to be an affiliate.

The number of shares of Common Stock outstanding on March 10, 1999 was 38,321,982 shares.

DOCUMENTS INCORPORATED BY REFERENCE: Part III of this Report incorporates information by reference from the definitive Proxy Statement for the registrant's annual meeting of stockholders to be held on May 11, 1999.

                              DSP COMMUNICATIONS, INC.

                            1998 FORM 10-K ANNUAL REPORT

                                 TABLE OF CONTENTS



                                     PART I
                                                                            PAGE
                                                                            ----

Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . .11

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .11

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . .11

                                   PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . . . .12

Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . .13

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . . . . . .14

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk  . . . . .28

Item 8.   Financial Statements and Supplementary Data. . . . . . . . . . . . .28

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure . . . . . . . . . . . . . . .28

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant . . . . . . . . .29

Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . .29

Item 12.  Security Ownership of Certain Beneficial Owners and Management . . .29

Item 13.  Certain Relationships and Related Transactions . . . . . . . . . . .29

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K . .30

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .35

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

ITEM 1.  BUSINESS

INTRODUCTION

     DSP Communications, Inc., a Delaware corporation ("DSPC" or the "Company"), applies its expertise in digital signal processing ("DSP") software, algorithms and VLSI circuit design to develop highly integrated, low power and cost-effective chipsets for wireless personal communications applications. The Company believes that it is the largest independent vendor of baseband chipsets to original equipment manufacturers ("OEMs") in the worldwide digital cellular telephone market, with customers such as Kenwood Corporation ("Kenwood"), Kokusai Electric Corporation ("Kokusai"), Kyocera Corporation ("Kyocera"), NEC America, Inc. ("NEC"), Pioneer Corporation ("Pioneer"), Sanyo Electronic Co. Ltd. ("Sanyo") and Sharp Corporation ("Sharp"). Based on its core DSP technology, the Company has developed, and continues to develop, baseband chipsets that support a broad range of frequency modulation standards, including Personal Digital Cellular ("PDC"), IS-136 Time Division Multiple Access ("TDMA"), and Code Division Multiple Access ("CDMA"). In addition, the Company is developing baseband chipsets for use in Wideband CDMA ("WCDMA") and other Third Generation ("3G") standards.

     The Company's subsidiary, CTP Systems, Ltd. ("CTP Systems"), develops, manufactures and sells a wireless private branch exchange ("PBX") system for the office environment and other low-mobility and wireless local loop applications. CTP Systems has entered into distribution and service agreements with OEMs such as Comdial Corporation, Harris Corporation, Inc., Tadiran Telecommunications Ltd. and Toshiba America Information Systems, Inc., for its wireless PBX system. In addition, CTP performs reference design development for handset manufacturers, utilizing its capabilities as a system designer.

     In December 1998, the Company acquired substantially all the assets of Isotel Research Ltd. The acquisition was carried out through Isotel Corp. ("Isotel"), a wholly-owned Canadian subsidiary of the Company. Isotel is an OEM software company focused on providing embedded software components for wireless communications to its OEM customers. Isotel's protocol engines provide key elements for wireless devices, covering Call Processing and Data Protocols.

     Isotel licenses its software to manufacturers of handsets, base stations, private wireless systems, wireless local loop systems and test equipment, and also develops software on a custom basis. Isotel's products are designed for use with widely used digital wireless technologies and standards applied in North America, including TDMA (IS-136/IS-130/IS-135), CDMA (IS-95/IS-707), Intersystem Roaming (IS-41), and TCP/IP and PPP Internet Protocols.

INDUSTRY BACKGROUND

     The demand for wireless personal communications services has grown rapidly over the past several years as cellular, paging and other emerging wireless personal communications services have become widely available and increasingly affordable to growing numbers of consumers and businesses. Changes in telecommunications regulations and allocations of additional radio spectrum frequencies have further stimulated growth for both wireless voice and data communications. There is also a worldwide transition from the use of analog to digital technologies to improve the reliability and capacity of wireless networks. Almost all new cellular networks being built today utilize digital technology, which is capable of transmitting both voice and data communications. Advancements in cellular and paging technology, as well as recently introduced services such as personal communications services, are expected to offer subscribers new means of communicating both voice and data over existing and future wireless networks.

     VOICE COMMUNICATIONS

     Wireless voice communications utilize analog or digital transmission technology, which operate with various transmission standards. The Company has developed products that support a variety of digital standards, such as PDC, IS-136 TDMA and IS-95 CDMA, and is also developing next generation products for these existing digital standards, as well as for 3G standards.

     In Japan, cellular services are predominantly provided over digital networks based on the PDC standard. In order to respond to the increasing demand for capacity in the Japanese domestic cellular market, one Japanese carrier, DDI, selectively launched in July 1998 a new digital system based on CDMA technology. The new cellular system is claimed to offer higher capacity utilization compared to PDC as well as improved voice quality and advanced data communication capability. An additional carrier, IDO, has announced that it plans to launch a CDMA network in Tokyo in the first half of 1999. In addition, the largest wireless carrier in Japan, NTT DoCoMo, has announced plans to deploy WCDMA in the next several years, to address capacity, voice quality and high-speed data requirements.

     According to the Japanese Ministry of Posts & Telecommunications, the number of analog and digital cellular subscribers in Japan increased from 29 million in December 1997, to 39 million in December 1998.

     In North America, cellular networks have primarily relied upon analog technology and the AMPS standard; however, in 1998, digital standards (mainly TDMA and CDMA) significantly increased their market share. According to the Cellular Telephone Industry Association, the number of cellular subscribers in the United States increased from 49 million in June 1997 to 61 million in June 1998. As of June 1998, approximately 24% of the total United States population subscribed to cellular services. Although analog cellular is still widely available today in North America, it has several limitations, including inconsistent service quality, limited capacity and, currently, an inability to transfer data without a modem. Digital technologies offer improved system flexibility, efficiency and increased capacity by allowing a given channel of spectrum to carry multiple calls simultaneously. As a result, almost all new cellular networks being constructed in North America today utilize digital technology, primarily using IS-136 TDMA and IS-95 CDMA standards. Consequently, digital handset sales have significantly increased.

     Personal communications services ("PCS") in the United States use CDMA and TDMA technologies for cellular-type applications. Unlike cellular that uses the 800 MHz. frequency, PCS uses the 1.9 GHz. band. The Company's baseband products for the TDMA and CDMA standards are designed to support telephones that operate in both the 800 MHz. cellular frequency and the 1.9 GHz. PCS frequency in the United States, as well as other frequencies in other countries.

     Third Generation ("3G") standards are being proposed and developed worldwide to address the growing needs for high-capacity voice communications and high-speed data, video and multimedia applications. While Japan and Europe have already endorsed a technology called Wideband-CDMA, or WCDMA, other countries such as Korea and the United States have not yet endorsed a standard. Other competing 3G standards include CDMA 2000, which will succeed IS-95, and EDGE, a technology promoted by Ericsson.

     REQUIREMENTS OF WIRELESS SUBSCRIBER EQUIPMENT MANUFACTURERS

     The Company believes that the growing demand for mobile voice and data applications will require an increase in capacity, quality, convenience and variety of services. This should continue the transition from analog to digital technology. The increase in the number of subscribers and the growth of services provided over wireless personal communications networks have led to network congestion and demonstrate the need to expand capacity and capabilities of the networks. DSP technology involves converting image, sound and other naturally occurring analog wave forms into a stream of digital values which may then be processed, manipulated, exchanged or stored by electronic systems and later converted back into analog signals. DSP technology provides several advantages over analog technologies, including (i) greater levels of compression capability, resulting in greater storage and expanded communications capacity, (ii) greater ability to process and manipulate digital data, resulting in enhanced product performance and functionality, and (iii) greater ability to perform routine electronic functions in software rather than using dedicated hardware. The ability of DSP to manipulate voice and data communications faster and more efficiently than analog and non-DSP microprocessor technologies positions DSP as an important technology for existing and future generations of wireless personal communications products.

     Manufacturers of subscriber equipment for wireless personal communications compete in a high-growth, cost-competitive market, in which it is necessary to offer a compact, cost-effective solution providing a wide range of functions. To increase performance, minimize the size and decrease the cost of subscriber equipment, manufacturers require highly integrated chipsets. Greater integration of functions minimizes the number and size of the integrated circuits required, thereby lowering the cost of manufacturing and decreasing power consumption. Lower power consumption permits extended battery life, giving the mobile user more usage time without the need to recharge the battery unit. Due to evolving industry standards and the rapid introduction of new communications services, the success of OEMs in the wireless personal communications industry also depends on their ability to bring new products to market quickly to meet new market demands.

DSPC'S SOLUTIONS

     DSPC focuses on developing DSP-based software and algorithms and designing highly integrated, low power baseband chipsets for subscriber equipment operating on both analog and digital wireless personal communications networks. Through its wholly-owned subsidiary CTP Systems, the Company performs reference design development for handset manufacturers. CTP Systems also develops wireless PBX and other on-premises and low-mobility wireless communications applications. Through its wholly-owned subsidiary Isotel Corp., the Company provides embedded software components for handset and infrastructure manufacturers.

     The key features of DSPC's solutions include the following:

     HIGH INTEGRATION. In 1993, the Company introduced its first chipset solution for digital cellular telephones in Japan consisting of only two integrated circuits. Subsequently, the Company developed several further generations of chipsets that enabled lower pin and component counts and higher integration. In 1998, the Company introduced its first single-chip PDC baseband solution, the PDChip.

     The Company continues to research methods to develop baseband chipsets with more compact and cost-effective solutions.

     LOW POWER CONSUMPTION. The Company's expertise in DSP technology enables it to design efficient DSP solutions that reduce power consumption. The Company has developed a high degree of functionality in its software, which decreases the need for dedicated hardware, thereby reducing the millions of instructions per second required for operation. The components of the baseband chipset are activated intermittently depending on the operating mode of the subscriber unit at any given time. This minimizes power consumption.

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

     ADAPTABLE TO MULTIPLE STANDARDS. Based on its core DSP technology, the Company has developed products for use with a variety of modulation standards. While each product is designed for a specific wireless communications network and modulation standard, all generally rely on the same fundamental DSP technology. By maintaining both standards and system flexibility, the Company seeks to reduce the risks associated with relying on the success of one or a limited number of existing industry standards. The Company has developed systems expertise in the PDC, IS-136 TDMA and IS-95 CDMA digital standards and the AMPS, TACS and JTACS analog standards. The Company believes that its expertise with multiple transmission standards will also help it develop products to address the needs of emerging wireless services, such as WCDMA and other 3G standards.

PRODUCTS

     The Company designs DSP-based software and integrated circuits for cellular communications. To date, the Company has used its DSP expertise primarily to develop baseband chipsets for incorporation into cellular telephones. In addition, the Company is currently developing new products designed for use in other emerging wireless personal communications services. Through CTP Systems, the Company has developed and sells a wireless PBX system for intra-building communications, and provides reference design to handset manufacturers. The Company's newly acquired subsidiary, Isotel, provides embedded software components for handset and infrastructure manufacturers.

     EXISTING PRODUCTS

     PDC CHIPSETS. The Company currently sells chipsets to major Japanese manufacturers of digital cellular telephones. In 1993, the Company introduced its first digital chipset, a set of two integrated circuits with a VSELP speech coder, channel coder and modem that operated on five volts based on the PDC standard. In 1995, the Company commenced volume shipments of its three volt PDC chipset and initiated shipments of its half-rate PDC chipset. The half-rate PDC standard enabled cellular carriers to increase the capacity of their existing cellular networks. In 1998, the Company introduced its first single-chip PDC baseband solution, the PDChip.

     TDMA CHIPSETS. In 1997, the Company commenced volume sales of its IS-136 TDMA chipsets. IS-136 is a digital wireless standard supported by some of the major US carriers such as AT&T Wireless, Bell South and SouthWestern Bell. In addition, TDMA has emerged as one of the leading digital standards in almost all South American countries, including Brazil.

     CDMA CHIPSETS. The Company has developed systems expertise in the IS-95 CDMA standard and has developed CDMA-based chipsets for use in cellular and PCS applications. In 1995, the Company signed a CDMA license agreement permitting the Company to develop baseband chipsets for CDMA products. In 1998, the Company began shipments of commercial quantities of its first generation CDMA chipset to customers in Japan. In late 1998, the Company commenced shipments of its CDMA chipsets into South Korea.

     WIRELESS PBX. CTP Systems has developed a wireless PBX system for intra-building communications. The CTP Systems solution includes the development of basestations and handsets, and the joint development of a PBX interface card with several OEMs. CTP Systems' wireless PBX system enables users to make and receive calls while away from their desks incorporating all of the functions of an executive desktop handset.

     REFERENCE DESIGN. CTP Systems offers reference design development for wireless handset manufacturers. As the complexity of wireless handsets increases and the life cycle of these handsets decreases, more manufacturers are inclined to outsource large portions of the development of the handset to external contractors with system design expertise.

     CALL PROCESSING SOFTWARE. Isotel, the Company's recently acquired subsidiary, provides embedded software components for wireless communications. Isotel's protocol engines provide key elements for wireless devices, covering Call Processing and Data Protocols. Isotel licenses its software products to manufacturers of handsets, base stations, private wireless systems, wireless local loop systems and test equipment. Isotel also develops software on a custom basis.

     NEW PRODUCT DEVELOPMENT

     The Company is developing 3G technology to enable handset manufacturers to make a smooth transition to 3G cellular handsets. The development of baseband chipsets for 3G wireless systems in the WCDMA and other standards, is based on DSPC's expertise in second generation standards and high-speed spectrum technologies.

SALES, MARKETING AND DISTRIBUTION

     The Company markets its chipset and wireless PBX products through a direct sales and marketing organization, headquartered in Cupertino, California. Substantially all of its chipset product delivery is facilitated through its non-exclusive distributors in Japan and the United States. In the fourth quarter of 1998, the Company commenced shipments of its CDMA chipset into South Korea. To date, the sales to South Korea have been facilitated through one of the Company's subsidiaries in Israel. In Japan, the Company's Japanese subsidiary performs customer liaison services. The Company's distributors, in Japan, Tomen Electronics Corp., and in the United States, Tomen Electronics America Inc., are not subject to minimum purchase requirements and can cease marketing the Company's products at any time. The loss of either of the above distributors could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's subsidiary, Isotel, markets its products through its sales force based in Calgary, Canada.

     The Company, through its two distributors, sells its PDC chipsets to OEMs such as Kenwood, Kokusai, Kyocera, Pioneer, Sanyo and Sharp, and its TDMA and CDMA chipsets to other OEMs. In 1998, 1997 and 1996, product sales to the Company's distributors accounted for 91%, 88% and 91%, respectively, of the Company's total revenues. Sales to these distributors are made through specific purchase orders, which are cancelable without significant penalties. In 1998, substantially all of the Company's PDC, TDMA and CDMA products were sold to a limited number of OEMs. The Company expects that a significant portion of its future product sales will continue to be concentrated among a limited number of major OEMs. The loss of either one of the Company's distributors or one or more of its major customers would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's sales to its OEM customers are dependent on the OEMs' continued success in maintaining or increasing their market share in the competitive wireless handset market worldwide. The inability of one or more of these OEM customers to succeed in these markets could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company sells a majority of its products and provides technology development services to OEMs located outside of the United States, primarily in Japan. Revenues from Japan accounted for 74%, 80% and 94% of the Company's total revenues in 1998, 1997 and 1996, respectively. Due to its international sales, the Company is subject generally to the risks of conducting business internationally, including unexpected changes in regulatory requirements, fluctuations in exchange rates for the United States dollar that could effectively increase the price of the Company's products in foreign markets, imposition of tariffs and other barriers and restrictions, and the burden of complying with a variety of foreign laws. During 1996, 1997 and 1998, the Company hedged foreign exchange exposure related to anticipatory revenue transactions by entering into dollar/yen option contracts.

CUSTOMER SERVICE AND TECHNICAL SUPPORT

     The Company believes that providing customers with comprehensive product service and support is critical to maintaining a competitive position in the wireless personal communications industry. The Company provides technical support through its application engineering groups located in Israel, Japan, Canada and the United States. The application engineering groups offer full service technical support to customers, product upgrades and training, if necessary. The Company works closely with its customers to monitor the performance of its product designs, and to provide application design support and assistance. The Company believes that close contact with its customers improves their level of satisfaction and provides the Company with insights into future product development.

     The Company provides several levels of technical support to its customers. The Company's standard support package is generally offered with all product sales, and includes provision of evaluation and prototyping systems, full technical documentation and application design assistance. During an OEM's production phase, the Company also provides failure analysis and replacement of defective components. In some cases, the Company also offers more extensive support arrangements for additional quarterly payments, which include training, system level design, implementation and integration support, as well as early releases of new product versions when they become available. The Company believes that tailoring the technical support level to its customers' needs is essential for successful product introductions and the achievement of a high satisfaction level among its customers.

MANUFACTURING

     The Company uses independent foundries to manufacture its baseband chipsets. The Company to date has ordered products from its foundries primarily upon receipt of orders from its distributors or OEM customers and does not maintain significant inventory of its products. This strategy allows the Company to avoid the significant capital investment required for wafer fabrication facilities and inventories, and to focus its resources on algorithm and software development, product design, quality assurance, marketing and customer support. The Company maintains limited inventory in anticipation of orders from its distributors or OEM customers. Designs of the Company's baseband chipsets are verified by both the Company and the customer prior to orders being placed. Upon receipt of such orders, the manufacturers ship the devices through the Company's distributors to the Company's customers. The Company has also developed procedures with its contract manufacturers to conduct comprehensive quality control and quality assurance throughout the manufacturing and assembly process. The Company's reliance on independent foundries involves a number of risks, including the possibility of a shortage of certain key components and reduced control over delivery schedules, manufacturing capacity, quality and costs.

     The Company purchases its DSP chips for cellular telephones, the DSP chips used in CTP Systems' products, its application specific integrated circuits ("ASICs") and the Radio Frequency ("RF") chipsets for CTP Systems' products from independent foundries. In 1998, the Company's two largest suppliers were Texas Instruments Incorporated and NEC Electronics, Inc. The Company is dependent on these foundries and its other suppliers to produce a sufficient quantity of DSP and RF chips, ASICs and components to meet the Company's needs and to deliver them in a timely manner. Furthermore, the suppliers' manufacturing schedules are entirely independent from the Company's supply requirements. The Company's reliance on the above suppliers involves a number of risks, including the possibility of an insufficient supply of DSP chips and ASICs, noncompetitive pricing, discontinued production of the components utilized to produce the Company's products and the possibility of errors in the DSP chips and ASICs caused by a failure of the foundries to meet the Company's specifications.

     CTP Systems currently manufactures its wireless PBX, primarily through external subcontractor facilities, and is therefore subject to various risks associated with the manufacturing process, including risks resulting from CTP Systems' inexperience in mass production, risks involved with the ramp-up of production, reliance on subcontracted assembly facilities, errors in the manufacturing process, shortages of required components, manufacturing equipment failures, and disruptions of operations at the manufacturing facility. Prolonged inability of CTP Systems to deliver products in a timely manner could result in the loss of customers and materially adversely affect its results of operations. In addition, certain of the components included in CTP Systems' products are obtained from a single source or a limited group of suppliers. The partial or complete loss or delay of the supply of components from certain of these sources could result in a significant reduction in CTP Systems' revenues and could also damage certain customer relationships.

     Although the Company extensively tests its software and hardware products prior to their introduction, design errors may be discovered after initial product sampling, resulting in delays in volume production or recalls of products sold. The occurrence of such errors could have a material adverse effect on the Company's business, financial condition and results of operations.


RESEARCH AND DEVELOPMENT

     The Company believes that its future success depends on its ability to adapt to the rapidly changing wireless personal communications environment and to continue to meet its customers' needs. Therefore, the continued timely development and introduction of new products is essential in maintaining its competitive position. The Company develops most of its products in-house and, as of December 31, 1998, had a research, development and engineering staff of 164 people. The Company's current development efforts focus primarily on the development of enhanced versions of its existing digital cellular chipsets, software and new applications involving IS-95 CDMA, IS-136 TDMA, reference design, WCDMA and enhanced and more cost effective versions of its wireless PBX product. During 1996, 1997 and 1998, the Company spent approximately $5.3 million, $6.6 million and $11.7 million, respectively, on research and development activities.

COMPETITION

     The markets for the Company's products are extremely competitive, and the Company expects that competition will increase. Many of the Company's competitors have entrenched market positions, established patents, copyrights, tradenames, trademarks and intellectual property rights and substantial technological capabilities. Both in the cellular market and in other wireless personal communications markets, the Company's existing and potential competitors include large and emerging domestic and international companies, many of which have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than the Company. The Company believes that its ability to compete successfully in the wireless personal communications market depends upon a number of factors within and outside its control, including price, quality, availability, product performance and features; timing and success of new product introductions by the Company, its customers and competitors; and customer service and technical support. The Company's current OEM customers continuously evaluate whether to develop and manufacture their own chipsets and could elect to compete with the Company at any time. Price competition in the markets in which the Company currently competes and proposes to compete, is intense and is likely to increase. Increased competition could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, large manufacturers of wireless personal communications equipment could also elect to enter into the component market and compete directly with the Company.

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

     In the TDMA market, the Company competes with existing cellular telephone manufacturers, such as Ericsson, Motorola and Nokia, that develop in-house solutions, and possibly with other chipset manufacturers.

     In the CDMA market, the Company competes with existing cellular telephone manufacturers, such as Motorola, Nokia and Qualcomm, that develop in-house solutions, and with DSP-based baseband chip suppliers, such as Qualcomm, LSI Logic, VLSI Technology, and possibly with other chipset manufacturers.

INTELLECTUAL PROPERTY

     Although the Company has 52 patent applications pending or allowed in the United States, Japan and Israel, the Company relies primarily on its trade secret program and copyrights to protect its intellectual property. The Company attempts to protect its trade secrets and other proprietary information through agreements with its customers, suppliers, employees and consultants, and through other security measures. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful.
In addition, the laws of certain countries in which the Company's products are or may be developed, manufactured or sold, including Hong Kong, Japan, Korea and Taiwan, may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

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

     While the Company has not been involved in any patent or other intellectual property rights litigation, there can be no assurance that third parties will not assert claims against the Company with respect to existing and future products. In the event of litigation to determine the validity of any third party's claims, such litigation could result in significant expense to the Company, and divert the efforts of the Company's technical and management personnel, whether or not such litigation is determined in favor of the Company. Both the semiconductor and the wireless personal communications industries are subject to frequent litigation regarding patent and other intellectual property rights. Leading companies and organizations in the wireless personal communications industry have numerous patents that protect their intellectual property rights in these areas. In the event of an adverse result of any such litigation, among other requirements, the Company could be required to expend significant resources to develop non-infringing technology; to obtain licenses to the technology which is the subject of the litigation; or to pay damages of its customers pursuant to indemnification provisions in certain contracts.
There can be no assurance that the Company would be successful in such development or that any such license would be available on commercially reasonable terms.

BACKLOG

     The Company's backlog was approximately $22.4 million at December 31, 1998, and $20.5 million at December 31, 1997. The Company includes in its backlog all accepted product purchase orders with respect to which a delivery schedule has been specified for product shipment within one year. The Company anticipates that the market for its baseband chipsets will continue to be characterized by short-term order and shipment schedules. In addition, many of the product orders in the Company's backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Accordingly, the Company believes that backlog as of any particular date is not necessarily a reliable indicator of sales or revenues for any future period.

EMPLOYEES

     As of December 31, 1998, the Company had 230 full and part-time employees, including 164 in research and development, 21 in marketing and sales, 16 in production, and 29 in corporate, administration and production coordination.
The Company believes that its future prospects will depend, in part, on its ability to continue to attract and retain skilled engineering, marketing and management personnel, who are in great demand. In particular, there is a limited supply of highly qualified engineers with DSP experience. None of the Company's employees are covered by a collective bargaining agreement, and the Company has never experienced any strike or work stoppage. The Company believes its relations with its employees to be good.

ITEM 2.  PROPERTIES

     The Company's headquarters are located in an approximately 9,500 square foot leased facility in Cupertino, California. This facility houses the Company's management, marketing and sales personnel. The Company subleases approximately 775 square feet in this facility to another corporation. The lease for the Cupertino facility terminates in February 2001. The Company's subsidiary, DSPC Technologies, Ltd. ("DSPCT"), leases approximately 10,000 square feet for research and development, application engineering and manufacturing coordination activities, in a facility in Givat Shmuel, Israel. This lease terminates in April 2001. DSPCT also leases approximately 10,000 additional square feet for research and development activities in Givat Shmuel, pursuant to a lease that terminates in March 1999, with an option to extend the lease until 2002. The Company's subsidiary, CTP Systems, leases approximately 11,000 square feet for research and development, engineering and manufacturing activities in a facility in Petah-Tikva, Israel. This lease terminates in October 1999. The Company's Japanese subsidiary leases approximately 3,200 square feet in Tokyo for marketing and engineering liaison activities. This lease expires in October 1999. The Company's Canadian subsidiary, Isotel Corp., leases approximately 4,400 square feet for research and development activities and management personnel in Calgary, Canada. This lease terminates in May 2003.

ITEM 3.  LEGAL PROCEEDINGS

     As previously disclosed in the Company's reports filed with the Securities and Exchange Commission, on May 12, 1997, a class action lawsuit was filed against the Company and several of its officers and directors in the Superior Court of California, Santa Clara Country. A second, identical lawsuit was filed on May 22, 1997. The complaints, which were consolidated, alleged that the Company and certain of its officers and directors violated California securities laws in connection with certain statements allegedly made during the first quarter of 1997, and sought damages in an unspecified amount, interest, attorney's fees and other costs, and other equitable and injunctive relief. On February 26, 1998, two of the plaintiffs in the state action filed a similar complaint in the U.S. District Court for the Northern District of California. The complaint made the same allegations as the amended complaint filed in state court, but charged violations of federal securities laws.

     The Company has executed an agreement to settle these lawsuits. Under the agreement, the claims will be settled for $3,000,000, which will be funded by insurance proceeds. The settlement is subject to approval by the court. The court has set a date of April 9, 1999 for hearing on final approval. The Company continues to deny all allegations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                       PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since December 9, 1997, the common stock of the Company has been traded on the New York Stock Exchange under the symbol "DSP." The Company's common stock was traded on The Nasdaq Stock Market from the Company's initial public offering on March 7, 1995 until December 8, 1997. The following table presents for the periods indicated the high and low closing prices for the common stock, as reported by The Nasdaq Stock Market or the New York Stock Exchange, as applicable.


                                                             Price Range of
                                                              Common Stock
                                                         -----------------------
                                                             High       Low
                                                         -----------------------
Fiscal Year Ended December 31, 1998
  First Quarter. . . . . . . . . . . . . . . . . . . .      $17.69     $11.75
  Second Quarter . . . . . . . . . . . . . . . . . . .      $20.00     $13.25
  Third Quarter. . . . . . . . . . . . . . . . . . . .      $18.00     $ 6.63
  Fourth Quarter . . . . . . . . . . . . . . . . . . .      $17.00     $ 5.25

Fiscal Year Ended December 31, 1997
  First Quarter. . . . . . . . . . . . . . . . . . . .      $25.38     $ 7.94
  Second Quarter . . . . . . . . . . . . . . . . . . .      $13.13     $ 6.75
  Third Quarter. . . . . . . . . . . . . . . . . . . .      $22.38     $10.31
  Fourth Quarter . . . . . . . . . . . . . . . . . . .      $24.56     $10.94


     On February 24, 1999, the closing price of the Company's common stock as reported on the New York Stock Exchange was $14.75 per share. As of February 24, 1999, there were approximately 182 holders of record of the common stock, which the Company believes represents approximately 10,000 beneficial holders.

DIVIDEND POLICY

     To date, the Company has neither declared nor paid any cash dividends on shares of its Common Stock. The Company presently intends to retain all future earnings for use in its business and does not anticipate paying cash dividends on its common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     In connection with Davidi Gilo's appointment as Chairman of the Board, the Company sold 350,000 shares of the Company's common stock to Mr. Gilo on October 12, 1998. The purchase price was $2,340,625, or $6.6875 per share, which was the closing share price of the common stock as reported on the New York Stock Exchange on October 12, 1998. The purchase price was paid by delivery by Mr. Gilo to the Company of a promissory note in the principal amount of $2,340,625. The note bears interest at the rate of 6.5% per annum. Principal and interest under the note are payable on December 31, 2001. The note is secured by a deed of trust on certain real property owned by Mr. Gilo. The sale of the shares to Mr. Gilo was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) thereof.

ITEM 6.   SELECTED FINANCIAL DATA


(Dollars in thousands, except per share data)        1998           1997          1996          1995          1994
---------------------------------------------      --------       --------      --------      --------      --------
Statement of Operations Data
(Year ended December 31)

Total revenues                                     $131,097       $ 81,501      $ 88,899      $ 40,867      $ 15,966

Gross profit                                       $ 57,163       $ 36,697      $ 41,196      $ 17,021      $  6,631

Operating income (loss)                            $ 27,799       $ 17,701      $ 20,010      $ (2,391)     $  2,655

Net income (loss)(1)(2)(3)                         $ 29,372       $ 21,399      $ 21,750      $ (2,358)     $  2,233

Earnings (loss) per share(1)(2)(3)

  Basic                                            $   0.74       $   0.51      $   0.52      $  (0.08)     $   0.17

  Diluted                                          $   0.70       $   0.48      $   0.48      $  (0.08)     $   0.09

Shares used in computing earnings (loss) per share

  Basic                                              39,672         41,776        41,865         30,252       13,497

  Diluted                                            42,021         44,922        45,564         30,252       25,624

Balance Sheet Data
(As of December 31)

Cash, cash equivalents and short-term
investments                                        $ 93,889       $116,641      $136,833      $ 27,988      $  8,387

Working capital                                    $ 95,088       $108,055      $129,230      $ 29,193      $  5,476

Total assets                                       $145,237       $142,896      $155,354      $ 44,119      $ 11,028

Long-term obligations                              $     --       $     --      $     --      $     --      $    132

Total stockholders' equity                         $111,368       $115,903      $136,844      $ 34,868      $  6,532


--------------------

(1) Net income for 1998 includes a charge of $3,800,000 for acquired in-process technology in connection with the acquisition of Isotel Research Ltd. Excluding this charge, pro forma net income for 1998 was $33,172,000 or $0.79 per diluted share.
(2) Net income for 1996 includes a charge of $5,000,000 in connection with the termination of a proposed acquisition of Proxim Inc. Excluding this charge, pro forma net income for 1996 was $26,125,000 or $0.57 per diluted share.
(3) Net loss for 1995 includes a charge of $10,850,000 for acquired in-process technology primarily in connection with the acquisition of CTP Systems Ltd. and, to a lesser extent, in connection with a licensing arrangement. Excluding this charge, pro forma net income for 1995 was $8,492,000 or $0.24 per diluted share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read this Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our 1998 Consolidated Financial Statements and notes thereto. The matters addressed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, with the exception of the historical information presented, contain forward-looking statements involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading "Certain Factors That May Affect Future Results" following this Management's Discussion and Analysis section, and elsewhere in this report.

OVERVIEW

     The consolidated financial statements present the financial condition of DSP Communications, Inc. (the "Company" or "DSPC") as of December 31, 1998 and the consolidated results of operations and cash flows of DSPC for the three years then ended.

     At the end of 1993, the Company began the first volume shipments of its digital baseband PDC chip sets to Japanese original equipment manufacturers, or OEMs, through its distributor in Japan. In 1995, the Company introduced and initiated shipments of its half-rate PDC chip set which enabled cellular carriers to increase the capacity of their existing cellular networks and in 1998, the Company introduced and commenced volume shipments of its first single-chip PDC baseband solution. At the end of 1996, the Company initiated commercial sales of a third generation chip set for digital cellular telephones using the IS-136 TDMA standard which supports voice and limited data communications, and in 1997, the Company commenced volume shipments of IS-136 chip sets. The Company shipped operational samples of its CDMA chip sets in 1997. In 1998, the Company began shipments of commercial quantities of its first generation CDMA chip set to customers in Japan and South Korea.

     The fourth quarter of 1998 included a charge of $3.8 million, for acquired in-process technology in connection with the acquisition of substantially all of the assets of Isotel Research Ltd. The acquisition was carried out through a wholly owned Canadian subsidiary, Isotel Corp. ("Isotel").

     The fourth quarter of 1996 included a charge of $5.0 million, included in general and administrative expenses, in connection with the termination of a proposed acquisition of Proxim, Inc.

     The Company recorded net income of $29.4 million on total revenues of $131.1 million in 1998, compared to net income of $21.4 million on total revenues of $81.5 million in 1997 and net income of $21.8 million on total revenues of $88.9 million in 1996. Excluding the charge for acquired in-process technology in 1998, of $3.8 million and the charge for the proposed acquisition in 1996 of $5.0 million, pro forma net income was $33.2 million for 1998 and $26.1 million for 1996.

     The results of operations do not include the results of Isotel, which was purchased on December 31, 1998.

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationships of certain items from the Company's consolidated statements of operations as a percentage of total revenues for the years ended December 31:


                                                           1998         1997         1996
                                                          -------      -------      -------
Revenues:
  Product                                                    96.8%        94.3%        95.8%
  Technology development                                      3.2          5.7         4.2
                                                          -------      -------      -------
     Total revenues                                         100.0        100.0        100.0

Cost of Revenues:
  Product                                                    54.3         48.9         49.7
  Technology development                                      2.1          6.1          4.0
                                                          -------      -------      -------
     Total cost of revenues                                  56.4         55.0         53.7
                                                          -------      -------      -------
Gross Profit                                                 43.6         45.0         46.3

Operating Expenses:
  Research and development                                    8.9          8.1          6.0
  Sales and marketing                                         3.3          5.0          4.1
  General and administrative                                  7.3         10.2         13.7
  Charge for acquired in-process technology                   2.9           --           --
                                                          -------      -------      -------
     Total operating expenses                                22.4         23.3         23.8
                                                          -------      -------      -------

Operating income                                             21.2         21.7         22.5
Interest and other income, net                                4.3          7.8          5.5
                                                          -------      -------      -------
Income before provision for income taxes                     25.5         29.5         28.0
Provision for income taxes                                   (3.1)        (3.2)        (3.5)
                                                          -------      -------      -------
Net income                                                  22.4%        26.3%        24.5%
                                                          -------      -------      -------
                                                          -------      -------      -------


REVENUES

     PRODUCT:   Product revenues consist primarily of baseband chip sets for digital cellular telephones. Revenue from product sales to customers, other than sales to distributors, are recorded when products are shipped. Sales to distributors, under agreements allowing price protection and right of return on products unsold by the distributors, are not recognized until the products are sold by the distributors to OEM manufacturers. Other product revenues are recorded when products are shipped to customers. Product revenues were $126.9 million in 1998 compared to $76.8 million in 1997 and $85.1 million in 1996.

     The decline in product revenues in 1997, relative to 1996, was primarily due to a product transition in the Japanese PDC handset market that took place in the second quarter of 1997. The increase in product revenue in 1998 was a result of the completion of the product transition, stronger demand for the Company's PDC and TDMA digital cellular chip sets and the commencement of shipments of volume sales of the Company's CDMA chip sets.

     TECHNOLOGY DEVELOPMENT: The Company has funded its technology development in part using revenue from technology development agreements. Following successful completion of technology development agreements with OEMs, the Company's strategy is to develop and market products incorporating the developed technology. Revenues are recognized only when applicable customer milestones, including deliverables, have been met, but not in excess of the amount that would be recognized using the percentage of completion method. Technology development revenues were $4.2 million in 1998, $4.7 million in 1997, and $3.8 million in 1996. The Company's technology development revenues fluctuate, and may continue to fluctuate, depending on the number and size of technology development agreements and the timing of related milestones and deliverables. Revenues from the reference design projects undertaken by the Company's subsidiary, CTP Systems, are included in technology development revenues.

     Revenues from Japan, consisting of sales of digital chip sets for cellular telephones and technology development services, accounted for 74%, 80% and 94% of total revenues in 1998, 1997 and 1996, respectively. The Company's IS-136 TDMA and IS-95 CDMA chip sets are expected to produce significant revenues outside of Japan in the future. The Company anticipates that revenues from Japan will continue to account for a majority of its revenues in 1999, although revenues outside of Japan are expected to continue to increase through 2000. Although virtually all sales are denominated in United States dollars, a material portion of the sales prices are quoted in, or linked to, yen-based prices. In 1996, 1997 and 1998, the Company entered into dollar/yen option contracts in order to hedge against increases in the value of the U.S. dollar against the yen and to decrease exposure to currency-driven sales price pressures.

COST OF REVENUES

     COST OF PRODUCTS SOLD:   Cost of products sold consists primarily of
materials, and, to a lesser extent, warranty costs. Cost of products sold was $71.2 million in 1998, compared to $39.9 million in 1997, and $44.2 million in 1996. The increase in cost of products sold in 1998 was due to increased volume sales of chip sets, while the decrease in 1997 was a result of a decline in sales, primarily due to a product transition in the Japanese PDC market that took place in the second quarter of 1997. The cost of products sold as a percentage of product revenues was 56.1%, 51.9%, and 51.9%, for 1998, 1997 and 1996, respectively.

     The Company anticipates that the average sales price of chip sets may continue to decrease as a result of volume discounts and price pressures, which would increase the cost of products sold as a percentage of product revenues; however, any such price decreases may be offset to a certain extent by changes in the Company's terms of trade, and further cost reductions from suppliers if the Company's order volumes increase, and if the Company is successful in negotiating such lower prices.

     In connection with its license agreement for CDMA, DSPC has agreed to pay royalties on certain sales based on specified rates. The Company initiated payments of these royalties in 1998 upon commencement of sales of its CDMA products. Royalty expenses in 1998 amounted to $744,000.

     COST OF TECHNOLOGY DEVELOPMENT: Cost of technology development is comprised primarily of engineering salaries, subcontractors' costs and related costs. The costs of technology development contracts are recorded as incurred. Cost of technology development decreased to $2.7 million in 1998 from $4.9 million in 1997 and $3.6 million in 1996. The cost of technology development fluctuates depending on the number and size of technology development agreements and the timing of related milestones.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses primarily consist of salaries and related costs of employees engaged in ongoing research, design and development activities, and materials and subcontracting costs. Research and development expenses increased to $11.7 million in 1998 from $6.6 million in 1997 and $5.3 million in 1996. The increases were due to the increased level of activities in connection with the development of CDMA and TDMA products, and the continued growth in the number of engineering personnel and in projects under development. As a percentage of total revenues, research and development expenses were 8.9% in 1998, 8.1% in 1997 and 6.0% in 1996. The Company expects that its research and development expenses will continue to increase in the future, in absolute dollars.

SALES AND MARKETING EXPENSES

     Sales and marketing expenses are mainly comprised of employee related expenses, trade exhibition expenses, and charges for customer liaison services in Japan. Sales and marketing expenses increased to $4.3 million (3.3% of revenues) in 1998 from $4.1 million (5.0% of revenues) in 1997, and $3.7 million (4.1% of revenues) in 1996. The increase in 1997 was a result of increased promotion and marketing activities, and the increase in 1998 reflects the growth of sales and marketing staff at the Company's headquarters in Cupertino, California.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were $9.5 million (7.3% of revenues) in 1998, compared to $8.4 million (10.2% of revenues) in 1997, and $12.2 million (13.7% of revenues) in 1996 (including a charge of approximately $5.0 million in connection with the termination of a proposed acquisition of Proxim, Inc.).

     General and administrative expenses increased in 1998 and 1997 compared to 1996, in absolute dollars, as a result of increased facility expenses, increased professional fees and administration expenses, including severance costs related to management changes, in 1997, a one-time admission fee to the New York Stock Exchange, and increased legal fees resulting from a class action that was filed against the Company (described in Item 3 of the Company's annual report on Form 10-K for the year ended December 31, 1998).

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

     In the fourth quarter of 1998, the Company acquired substantially all of the assets of Isotel Research Ltd., a developer of call processing software for the digital cellular and personal communication services industry, and subsequently recorded a charge of $3.8 million for acquired in-process technology. The acquired in-process technology represents technology in the development stage that had not yet reached technological feasibility and does not have alternative future uses.

     The value assigned to acquired in-process technology was determined by identifying the research projects in areas for which technological feasibility had not been achieved and assessing the date of completion of the research and development effort. The state of completion was determined by estimating the costs and time incurred to date relative to those costs and time to be incurred to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows only from the percentage of research and development efforts complete at the date of acquisition, and discounting the net cash flows back to their present value. To determine the value of acquired developed technology, the expected future cash flows of the existing developed technologies were discounted taking into account the characteristics and applications of the product, the size of existing markets, growth rates of existing and future markets as well as the evaluation of past and anticipated product-life cycles.

     At the date of acquisition, Isotel Research Ltd. had a total of 11 in-process projects, six of which relied upon some form of core technology which carried over from previously released products. The other five projects were estimated to be comprised of 100 percent in-process technology. The percentage of completion for each of the in-process projects ranged up to 89% and the aggregate cost to complete was estimated at approximately $3.2 million, of which approximately $2.0 million was attributed to third generation technologies.

     Revenues and related expenses for the developed and in-process technologies were estimated from the acquisition date through 2005. Management's analysis considered the anticipated product release dates for the acquired projects which are between the years 1999 and 2002 and the estimated average life of these technology projects of approximately three years. Management's aggregate projections reflect revenue growth attributable to the development of new technologies as well as the expanding market for call processing software resulting from third generation technologies. Operating expenses, including general and administrative, marketing and sales, were based on Isotel Research Ltd.'s historical levels. The Company anticipates that certain products will be generally released during 1999, with additional product releases through 2002. It is management's expectation that the acquired in-process research and development will be successfully developed, however there can be no assurance that commercial viability of these products will be achieved. In the event that these products are not generally released in a timely manner, the Company may experience fluctuations in future earnings as a result of such delays.

     Management discounted the net cash flows of the developed and in-process technologies to their present value using discount rates of 22% and 30%, respectively. The in-process technology discount rate of 30% which is higher than DSPC weighted average cost of capital ("WACC") was determined to be reasonable due to the fact that the technology had not yet reached technological feasibility as of the date of valuation. In utilizing a discount rate greater than the WACC, management has reflected the risk premium associated with achieving the projected cash flows associated with these projects.

INTEREST AND OTHER INCOME, NET

     Interest and other income, net, includes interest and investment income, foreign currency remeasurement gains and losses, and other miscellaneous expenses. Interest and other income, net, in 1998 was $5.7 million compared to $6.3 million in 1997, and $4.8 million in 1996.

     Interest and other income, net, in 1998, 1997 and 1996 was generated primarily from interest and realized gains on the Company's cash and investment balances, which were at an average level of approximately $110 million, $118 million and $106 million in 1998, 1997 and 1996, respectively.

     Other income fluctuates as a result of changes in the level of the Company's cash and investment balances (which was primarily caused by the repurchase of shares - see below, Liquidity and Capital Resources), changes in the rate of exchange between the Japanese yen and the United States dollar and between the Israeli shekel and the United States dollar, and fluctuations in the available interest rates applicable to the Company's deposits and investments.

PROVISION FOR INCOME TAXES

     The tax provisions for 1998, 1997 and 1996 have been favorably impacted by the benefits of the Israeli "Approved Enterprise" status. The Approved Enterprise status was granted according to investment plans and will allow the Company's Israeli subsidiaries a two to four year tax holiday on undistributed earnings, and a corporate tax rate of 10% to 25% for an additional six to eight years on each of the investment plans' proportionate share of income. The benefits under these current investment plans are scheduled to expire between the years 2005 and 2008.

     As of December 31, 1998, the Company had United States federal, state, and Israel net operating loss carryforwards of approximately $34.0 million, $16.2 million and $5.3 million, respectively. The United

States federal and state net operating loss carryforwards will expire at various dates beginning in years 2001 through 2013. These loss carryforwards primarily relate to stock option deductions, the benefit of which will be credited to paid in capital when realized. The Israeli loss carryforwards have no expiration date, but can only be used to offset certain Israeli subsidiary earnings.

     The Company's effective tax rate was approximately 11% for 1998 (excluding the charge for acquired in-process technology of $3.8 million) and 1997 and was 13% for 1996. The decrease in the Company's effective tax rate in 1998 as compared to 1996, was mainly due to the increase in the Company's revenues, which is allocated to an investment program within the "Approved Enterprises" that benefits from a tax holiday, in 1998, and for 1997, the decrease from 1996 was mainly due to a tax refund received by one of the Company's Israeli subsidiaries as a result of final tax assessments by the Israeli Income Tax Authorities for the tax years up to and including the 1995 tax year. Over time, the Company's tax rate is expected to increase due to the elimination of the tax benefits awarded with the Approved Enterprise status, as well as potential increases due to rules regarding controlled foreign corporations ("CFC").
Losses incurred by the Company or any of its subsidiaries in one country generally will not be deductible by entities in other countries in the calculation of their respective local taxes. Likewise, losses generated by one Israeli entity will not offset income generated by another Israeli entity. Therefore, losses incurred by one Israeli entity or a combined loss of the U.S. entities will increase the Company's effective tax rate.

     The Company believes that, based upon a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax asset such that a partial valuation allowance has been provided. The deferred tax asset recorded of $2.2 million is realizable based upon current levels of future taxable income on a jurisdictional basis. The Company will continue to assess, on a quarterly basis, the realizability of the deferred tax assets based on actual and forecasted operating results of each legal entity. The unbenefited U.S. deferred tax assets primarily relate to stock option deductions, the benefit of which will be credited to paid in capital when realized.

     DSP Technologies Ltd., DSP Telecom, DSPC Israel Ltd. and CTP Systems (collectively, the "Israeli Companies") are CFCs for United States income tax purposes. Accordingly, all or a portion of the earnings of these Israeli Companies are subject to United States taxation if, among other things, the Israeli Companies lend funds to the Company or otherwise invest in certain proscribed assets; or the Israeli Companies engage in various types of transactions defined in the Subpart F provisions of the United States Internal Revenue Code. However, if the Israeli Companies' earnings become subject to United States taxation, DSPC may be eligible to utilize its Israeli and other foreign income taxes as a credit against its United States income taxes. The Company believes that its existing plans will minimize the impact of the CFC rules for the immediate future, subject to any changes in United States tax laws that may occur. However, over time, the CFC rules may cause the Company's tax rate to increase.

FOREIGN CURRENCY ISSUES AND IMPACT OF RATE OF INFLATION

     The United States dollar is the Company's functional currency as it is the primary currency in the economic environment in which the Company operates. Accordingly, monetary accounts maintained in currencies other than the dollar (principally cash and liabilities) are remeasured using the foreign exchange rate at the balance sheet date. Operational accounts and nonmonetary balance sheet items are remeasured and recorded at the rate in effect at the date of transaction. The effects of foreign currency remeasurement, which have not been material to date, are reported in current operations.

     While most of the Company's revenues and costs are denominated in United States dollars, a material portion of the sales prices for certain products sold by the Company, and prices for certain components purchased by the Company, are quoted in, or linked to, yen-based prices. Therefore, fluctuations in the exchange rate of the yen in relation to the United States dollar could have a material adverse effect on the Company's results of operations and financial condition.

     A portion of the Company's expenses is denominated in Israeli shekels. The Company's primary expense paid in Israeli currency is Israeli-based employee salaries. In addition, the Company also has certain Israeli shekel-based liabilities and assets. As a result, fluctuations in the value of Israeli currency in comparison to the United States dollar and inflationary pressures on the Israeli shekel could affect the cost of technology development, research and development expenses, general and administrative expenses and the Company's effective income tax rate and could have a material adverse effect on the Company's results of operations. The rate of inflation in Israel in 1998, 1997 and 1996 was 8.6%, 7.0%, and 10.6%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1998, the Company had $93.9 million of cash, cash equivalents and short-term investments, compared to $116.6 million as of December 31, 1997. The Company uses independent foundries to fabricate its baseband chip set products, minimizing its need to invest in manufacturing equipment and to develop integrated circuit fabrication processes. However, the Company relies on its independent foundries to achieve acceptable manufacturing yields and to allocate to the Company a sufficient portion of foundry capacity to meet the Company's needs. The Company to date has ordered products from its foundries primarily upon receipt of orders for chip sets from its distributors or OEM customers and has not maintained any significant inventory of its chip sets. This strategy allows the Company to avoid utilizing its capital resources for manufacturing facilities and inventory and allows the Company to focus substantially all of its resources on the design, development and marketing of its products. The Company maintains limited inventory in anticipation of orders from its distributors or OEM customers. CTP Systems manufactures its wireless PBX systems product primarily through external subcontractor assembly facilities. To date, production of wireless PBX systems has been limited and has not had a material effect on the Company's liquidity or capital resources.

     The Company has financed its operations and investments in capital equipment primarily through cash provided by operations. The Company received gross proceeds of approximately $75.6 million from a follow-on public offering completed in April 1996. In 1998, the Company repurchased 4,500,900 shares of its common stock in its share repurchase program, using an aggregate of approximately $44.4 million. A total of 10,370,700 shares have been repurchased through December 31, 1998, with a total aggregate purchase price of approximately $97.0 million. In addition, subsequent to December 31, 1998 and through March 4, 1999, the Company repurchased an additional 609,100 shares for approximately $9.0 million. The Company may from time to time repurchase additional shares of its Common Stock under its share repurchase program.

     The Company's operating activities provided cash of $30.3 million in 1998, $18.0 million in 1997 and $32.9 million in 1996. Net cash provided from operations in 1998 was comprised primarily of net income, an increase in current liabilities, less a net increase in current assets. Trade accounts receivable increased to $29.4 million at December 31, 1998, due to the timing of shipments and payment terms. Accounts receivable have to date been primarily from the Company's distributors in Japan and the United States, which accounted for 83% and 85% of the Company's accounts receivable at December 31, 1998. The Company's write-offs of accounts receivable have not been material to date.

     The Company's investing activities in 1998, other than purchases of and proceeds from sales and maturities of short-term investments, have consisted of the acquisition of substantially all of the assets of Isotel Research Ltd. for $11.0 million and expenditures for fixed assets, which totaled $3.1 million.

     The Company, which was incorporated in November 1994, succeeded to the business of DSP Telecommunications Ltd., an Israeli company ("DSP Telecom"), pursuant to a reorganization completed upon the closing of the Company's initial public offering in March 1995 under which DSP Telecom became a wholly owned subsidiary of the Company (the "Reorganization"). In obtaining approval of the Reorganization from Israeli tax authorities, which was completed immediately before the closing of the IPO, the Company agreed to invest in activities in Israel an amount of not less than $9.0 million out of the proceeds of the IPO within three years after the IPO. In 1998, the Company received approval from the Israeli Tax Authorities for a two year extension of this requirement until March 2000. Through December 31, 1998, $7.8 million has been transferred to Israel.

     As of December 31, 1998, the Company also had issued bank guarantees and letters of credit totaling $2.5 million.

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

     The Company is currently expending resources to review its internal systems, products and the readiness of third parties with whom it has business relationships and has assigned a dedicated task force to develop and implement a year 2000 plan (the "Plan") which is designed to cover all of the Company's activities. The Plan, which has executive sponsorship, is reviewed regularly by senior management and includes the evaluation of both information technology ("IT") and non-IT systems, and consists of five steps.

     Step one involved increasing awareness by educating and involving all appropriate levels of management regarding the need to address year 2000 issues. Step two consisted of identifying all of the Company's systems, products and relationships that may be impacted by year 2000. Step three involved determining our current state of year 2000 readiness for those areas identified in step two and prioritizing areas that need to be fixed. Step four consisted of developing a plan for those areas identified as needing correction. Step five consists of the implementation and execution of the Company's Plan and completing the steps identified to attain year 2000 readiness. The Company is currently executing step five. Based on the Company's assessment to date, it has determined that it is unlikely that it has any exposure to contingencies related to the year 2000 issue for the products that it has sold, that all of the Company's products that are currently being sold are year 2000 compliant and that the Company expects to complete implementation by the middle of 1999.

      The majority of the costs associated with this effort are not incremental to the Company, but represent a reallocation of existing resources. The Company believes that modifications deemed necessary will be made on a timely basis and does not believe that the cost of such modifications will have a material effect on the Company's operating results. To date, the Company's costs related to the year 2000 issues have amounted to approximately $40,000 and the Company does not expect the aggregate amount spent on the year 2000 issue to exceed $90,000. In addition, the Company is in the process of evaluating the need for contingency plans with respect to year 2000 requirements. The necessity of any contingency plan must be evaluated on a case-by-case basis and may vary considerably in nature depending on the year 2000 issue it may address.

     The Company's expectations as to the extent and timeliness of modifications required in order to achieve year 2000 compliance is a forward-looking statement subject to risks and uncertainties. Actual results may vary materially as a result of a number of factors, including, among others, those described above in this section. There can be no assurance however, that unexpected delays or problems, including the failure to ensure year 2000 compliance by systems or products supplied to the Company by third parties, will not have an adverse effect on the Company, its financial performance and results of operations. In addition, the Company cannot predict the effect of the year 2000 issues on its customers or the resulting effect on the Company. As a result, if such customers do not take preventative and/or corrective actions in a timely manner, the year 2000 issue could have an adverse effect on their operations and accordingly have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the Company's current understanding of expected costs is subject to change as the project progresses and does not include the cost of internal software and hardware replaced in the normal course of business whose installation otherwise may be accelerated to provide solutions to year 2000 compliance issues.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     This Form 10-K contains forward looking statements concerning our existing and future products, markets, expenses, revenues, liquidity, performance and cash needs as well as our plans and strategies. These forward looking statements involve risks and uncertainties and are based on current management expectations, and we are not obligated to update this information. Many factors could cause actual results and events to differ significantly from the results anticipated by us and described in these forward looking statements, including but not limited to the following risk factors.

WE RELY ON A LIMITED NUMBER OF CHIP SET PRODUCTS USED IN DIGITAL WIRELESS TELEPHONES; WE MUST MAINTAIN AND INCREASE SALES OF EACH OF OUR PRODUCTS AND DEVELOP NEXT-GENERATIONS OF OUR PRODUCTS TO BE SUCCESSFUL

     Unlike companies that sell a large number of products, substantially all of our sales are from only three chip set products used in cellular telephones. Because we sell so few products, a decrease or slowdown in sales of any single product could have a material adverse effect on our results and financial condition. Our success will also depend on our ability to develop and market successive generations of these products. To succeed in the future, we may also need to develop and market new products. If we are not successful in developing, manufacturing and marketing next-generation products or any new products, our business and results of operations could be materially and adversely affected.

WE COULD BE ADVERSELY AFFECTED BY ANY DECREASE IN THE GROWTH OF THE WORLDWIDE DIGITAL CELLULAR MARKETS IN WHICH WE SELL OUR PRODUCTS

     Our increasing sales of chip set products have resulted to date largely from the rapid growth of the global digital wireless telephone markets in which we sell our chip set products. A slowdown in the growth of any of these markets could have a material adverse effect on our business.

WE SELL TO A SMALL NUMBER OF CUSTOMERS; THE LOSS OF EITHER OF OUR DISTRIBUTORS OR ANY OF OUR CUSTOMERS COULD HAVE ADVERSE CONSEQUENCES

     We sell substantially all of our baseband chip sets for digital cellular telephones to Tomen Electronics Corp., our distributor in Japan, and to Tomen Electronics America Inc., our distributor in the United States. These distributors sell our products to a small number of cellular telephone manufacturer customers. During 1998, seven cellular telephone manufacturer customers accounted for substantially all of the sales of our personal digital cellular, or PDC, baseband chip sets, while two cellular telephone manufacturers accounted for all sales of our time division multiple access, or TDMA, chip sets, and two customers accounted for all sales of our code division multiple access, or CDMA, chip sets. The loss of either of our distributors or the loss of or significant reduction in the distributors' sales to any of these cellular telephone manufacturers could have a material adverse effect on our business, financial condition and results of operations.

     Because a small number of large corporations dominate the worldwide cellular telephone equipment industry, we expect that we will continue to sell most of our products to a limited number of cellular telephone manufacturers.
We also believe that the manufacture of subscriber equipment for new telecommunications services, such as personal communications services, will be concentrated in a limited number of cellular telephone manufacturers. As a result, our business is likely to continue to depend on large orders from a small number of distributors and cellular telephone manufacturers, and our success will depend largely on gaining additional cellular telephone manufacturer customers both in our current markets and in new Markets. We could suffer a material adverse effect on our business, financial condition and results of operations if we lose any existing cellular telephone manufacturer customer, if any existing customer significantly reduces its purchases of our products, or if we fail to gain additional customers.

IF OUR CELLULAR TELEPHONE MANUFACTURER CUSTOMERS DO NOT SUCCEED, WE WILL NOT SUCCEED

     Sales of our PDC, TDMA and CDMA chip sets will depend on the success of our cellular telephone manufacturer customers in developing, introducing and marketing competitive handsets using these chip sets, and in successfully competing in their intensely competitive wireless personal communications markets. In addition, our subsidiary, CTP Systems, will depend on the success of its manufacturer customers in the market for intra-office wireless communications systems, known as private branch exchange, or PBX, systems, for sales of CTP Systems' wireless PBX systems. We will not be successful if our customers are not successful.

WE COMPETE IN DIGITAL WIRELESS TELEPHONE CHIP SET MARKETS AGAINST COMPANIES WITH GREATER RESOURCES

     The digital wireless telephone chip set market is intensely competitive. Many of our competitors have entrenched market positions, established patents, copyrights, tradenames, trademarks and other intellectual property rights and substantial technological capabilities. Our current and potential competitors in the digital cellular market include:

- other manufacturers and suppliers of digital signal processing-based chip sets,
- cellular telephone manufacturers that develop chip set solutions internally, and
-    smaller companies offering design solutions.

Many of these competitors have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than we do. We believe that we will rely on our ability to compete successfully based on price, quality, availability, performance and features of our products, timing of our new product introductions, and customer service and technical support. Other factors outside our control will also affect our ability to compete, such as pricing by our competitors, and the timing and quality of their new product introductions. We may not have the financial resources, technical expertise, intellectual property, or marketing, sales, distribution and customer service and technical support capabilities to compete successfully.

DECLINING SALES PRICES OF CHIP SETS COULD ADVERSELY IMPACT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Prices of wireless personal communications equipment have declined, and we expect this decline to continue. As a result, prices for our chip set products have declined and will likely continue to decline. In addition, pricing competition among handset manufacturers and component suppliers has increased. If we are unable to offset these price decreases with either increases in unit volume, changes in our terms of trade, or reductions in per unit costs, our gross profit would be adversely affected. Since cellular telephone manufacturers often negotiate supply arrangements well in advance of delivery dates, we must often commit to price reductions for our products before we are aware of how, or if, adequate cost reductions can be obtained. If we are unable to lower costs in response to these price reduction commitments, our business, financial condition and results of operations could be materially and adversely affected. In addition, our inability to respond to increased price competition would have a material adverse effect on our business, financial condition and results of operations.

RISKS RELATED TO NEW MARKETS FOR OUR TDMA, CDMA AND WIRELESS PBX PRODUCTS

     Our success in marketing our TDMA-based and CDMA-based chip sets will depend on, among other things, the success of the relatively new TDMA and CDMA standards and growth of these markets worldwide. These standards may not be widely adopted, and our TDMA or CDMA chip sets or successive generations of these products may not be successful in the marketplace. In addition, increased sales of CTP Systems' wireless PBX systems will depend on, among other things, growth in the market for PBX systems and other low-mobility wireless communications applications. This market has to date not grown as fast as previously anticipated, and may not become large enough to support significant sales of CTP Systems' products.

OUR SUCCESS DEPENDS IN LARGE PART ON OUR SUCCESS IN THE JAPANESE MARKET

     Our future performance will depend, in large part, upon our ability to continue to compete successfully in the Japanese market. A number of factors could adversely impact our ability to do so, including any deterioration of existing trade relations between Japan, Israel and the United States, the imposition of tariffs in the wireless personal communications industry, or any adverse changes in Japanese political conditions, trade policy or telecommunications regulations. To remain competitive in Japan, we must also continue to develop products that meet the technical requirements of our Japanese customers and maintain satisfactory relationships with our Japanese customers and distributors. Our inability to compete in Japan for any reason could have a material adverse effect on our business, financial condition and results of operations.

DECLINE IN JAPANESE AND OTHER ECONOMIES COULD HAVE ADVERSE CONSEQUENCES

     Since we sell a large percentage of our products in Japan, the current difficulties in the Japanese economy may materially affect our revenues. If the Japanese economy remains weak or declines further, our business, financial condition and results of operations could be materially and adversely affected.

     An increasing amount of our sales are made to cellular telephone manufacturers for sale outside of Japan. The economies of other global regions in which we or our customers do business, such as North and South America and South Korea, may also be negatively affected by the current economic difficulties in Japan and Asia and other causes. Deterioration of economic conditions in these regions could have a material negative impact on our business, financial condition and results of operations.

FLUCTUATION OF EXCHANGE RATES BETWEEN US DOLLAR AND JAPANESE YEN COULD HAVE ADVERSE EFFECTS

     While virtually all of our sales to our Japanese customers are denominated in United States dollars, a material portion of the sales prices for certain products we sell to these customers are quoted in dollars linked to Japanese yen-based prices. Fluctuations in the exchange rate for the United States dollar in relation to the yen could materially affect the price of our products in Japan and could have a material adverse effect on our sales and results of operations. In addition, an increasing number of the components used in our products are quoted in or linked to yen based prices, and an increase in the value of yen relative to the United States dollar could materially increase the cost of these materials. This increase could have a material adverse effect on our results of operations and financial condition.

RISKS OF INTERNATIONAL OPERATIONS, PARTICULARLY IN ISRAEL

     We market and sell our products internationally and have offices and operations in Israel, Japan and Canada in addition to our offices in the United States. We are therefore subject to the many risks of doing business internationally and in maintaining international operations, including:

-    unexpected changes in regulatory requirements,
-    fluctuations in the exchange rate for the United States dollar,
-    the impact of recessions in economies outside the United States,
-    the imposition of tariffs and other barriers and restrictions,
-    the burdens of complying with a variety of foreign laws,
-    global political and economic instability, and
-    changes in diplomatic and trade relationships.

     Our principal research and development facilities are located in Israel, and over 80% of our employees are located in Israel, including a substantial portion of our senior management and research and development personnel. Israel's political, economic and military conditions therefore directly affect us. In addition, we pay many of our expenses in Israel with Israeli currency, and we are subject to foreign currency fluctuations and to economic pressures resulting from Israel's generally high rate of inflation. While our functional currency is the United States dollar, a portion of our expenses, including Israeli based employee salaries, are denominated in Israeli shekels. In addition, we also have certain Israeli shekel-based liabilities and assets. As a result, fluctuations in the value of Israeli currency in comparison to the United States dollar and inflationary pressures on the Israeli shekel could increase the cost of technology development, research and development expenses, general and administrative expenses and our effective income tax rate. Currency fluctuations, changes in the rate of inflation in Israel or any of the other factors noted above may have a material adverse effect on our business, financial condition and results of operations.

RISK OF INCREASED INCOME TAXES IN ISRAEL AND THE UNITED STATES

     DSPC Israel Ltd. and CTP Systems, two of our Israeli subsidiaries, operate as "Approved Enterprises" under Israel's Law for the Encouragement of Capital Investments, 1959. An Approved Enterprise is eligible for significant income tax rate reductions for several years following the first year in which it has income subject to taxation in Israel, after consideration of tax losses carried forward. This favorable tax treatment may not continue, and any change in this tax treatment could have a material adverse effect on our net income and results of operations. We are not currently aware of any circumstances that might cause us to lose our favorable tax treatment. If Israel's tax incentives or rates applicable to DSPC Israel or CTP Systems are rescinded or changed, their income taxes could increase and their results of operations and cash flow would be adversely affected. In addition, our income tax rate would increase if any of the earnings of our Israeli subsidiaries were to become subject to United States federal and state income tax as a result of actual or deemed dividends or through operation of United States tax rules applicable to "controlled foreign corporations."

     The effective income tax rate of DSPC Israel and CTP Systems is sensitive to the relationship between the rate of inflation in Israel and to the change in the rate of exchange between the US dollar and the Israeli shekel. As a result, fluctuations in this rate of exchange in relation to the rate of inflation in Israel could increase our effective income tax rate and as a result have a material adverse effect on our net income and results of operations.

SHORT VISIBILITY FOR FUTURE PRODUCT ORDERS COULD ADVERSELY AFFECT QUARTERLY OPERATING RESULTS

     The market for our chip sets is characterized by short-term order and shipment schedules. Accordingly, since our revenue expectations and planned operating expenses are in large part based on estimates rather than on firm customer orders, our quarterly operating results could be materially adversely affected if orders and revenues do not meet expectations.

THE FAILURE OF THIRD PARTIES ON WHICH WE RELY TO MANUFACTURE OUR INTEGRATED CIRCUIT PRODUCTS COULD ADVERSELY AFFECT FUTURE OPERATIONS

     All of our integrated circuit products and certain of the components included in CTP Systems' products are currently made by independent third parties, and we intend to continue using independent foundries in the future. Accordingly, we are and will remain dependent on independent foundries to achieve acceptable manufacturing yields, to allocate to us a sufficient amount of foundry capacity to meet our needs and to offer us competitive pricing. Although we have not had any material quality, allocation or pricing problems to date, if we do have any problems in the future, they would have a material adverse effect on our business, financial condition and results of operations.

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE HIGHLY VOLATILE

     The price of our common stock has been particularly volatile and will likely continue to fluctuate in the future. Certain of the factors which may cause the price of our common stock and our quarterly operating results to fluctuate include:

- the timing of our new product introductions and of new product introductions by our cellular telephone manufacturer customers,
- the timing of product introduction by our competitors and our customers' competitors,
- changes in general economic conditions, particularly in Japan, South Korea, other countries in the Far East and North and South America,
-    the timing of adoption of new cellular technologies and standards,
-    the mix of products sold,
- the quality and availability of chip sets manufactured for us by third parties,
-    acquisitions of other businesses,
-    the timing of sales of wireless subscriber equipment by our customers, and
- fluctuations in the exchange rates of the currencies in which we do business.

It is possible that in some future quarter, our operating results may be below public market analyst and investor expectations. If that occurs, the price of our stock may fall. In addition, in recent years the stock market in general, and the market for shares of technology stocks such as ours in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Such fluctuations could have a material adverse effect on the market price of our common stock.

RISK OF SECURITIES LITIGATION

     In the past, we have been the object of securities class action litigation in connection with the volatility of the market price of our common stock. If we were the object of additional securities class action litigation in the future, it could result in substantial costs and a diversion of management's attention and resources.

WE MAY BE UNABLE TO ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS

     Although we have made efforts to protect our intellectual property rights, other unauthorized parties may be able to copy portions of our products or reverse engineer or obtain or use technology or other information that we regard as proprietary. In addition, the laws of the countries in which our products are or may be developed, manufactured or sold, including Hong Kong, Japan, South Korea and Taiwan, may not protect our products and intellectual property rights to the same extent as the laws of the United States.

WE MAY BE SUBJECT TO INFRINGEMENT CLAIMS BY THIRD PARTIES

     Both the semiconductor and the wireless personal communications industries are subject to frequent litigation regarding patent and other intellectual property rights. Leading companies and organizations in the wireless personal communications industry have numerous patents that protect their intellectual property rights in these areas. Third parties may assert claims against us, our distributors or our customers with respect to our existing and future products. In the event of litigation to determine the validity of any third party's claims, we could be required to expend significant resources and divert the efforts of our technical and management personnel, whether or not such litigation is determined in our favor. In the event of an adverse result of any such litigation, among other requirements, we could be required to develop non-infringing technology; to obtain licenses to the technology that is the subject of the litigation; or to indemnify our customers from their damages under certain contracts. We may not be successful in developing non-infringing technology or in obtaining a license to use the technology on commercially reasonable terms.

MANAGEMENT OF GROWTH

     The growth and development in our business has placed, and is expected to continue to place, a significant strain on our management and operations. To manage our growth and development, we must continue to implement and improve our operational, financial and management information systems and expand, train and manage our employees. The anticipated increase in product development, general and administrative, and marketing and sales expenses coupled with our reliance on wireless telephone equipment manufacturers to successfully market and develop products that use our products could have an adverse effect on our performance. Our failure to manage growth effectively and efficiently could have a material adverse effect on our business, financial condition and results of operations.

FUTURE ACQUISITIONS

        Our strategy includes obtaining additional technologies and may involve acquisitions of products, technologies or businesses from third parties. Identifying and negotiating these acquisitions may divert substantial management resources. An acquisition could use substantial cash, could require us to incur or assume debt obligations, or could involve the issuance of additional common or preferred stock. The issuance of additional stock would dilute existing stockholders and could represent an interest senior to the rights of our then outstanding common stock. An acquisition that is accounted for as a purchase could involve significant one-time, non-cash write-offs, or could involve the amortization of goodwill and other intangibles over a number of years, which would adversely affect earnings in those years. Public market analysts may view acquisitions outside the digital communications area as a diversion of our focus on digital communications. For these and other reasons, the market for our stock may react negatively to the announcement of any acquisition. An acquisition will continue to require attention from our management to integrate the acquired entity into our operations and may require us to develop expertise in fields outside our current area of focus. Management of the acquired entity may leave after the purchase. An acquired entity may have unknown liabilities, and its business may not achieve the results anticipated at the time of the acquisition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    In the normal course of business, the financial position of the Company is routinely subjected to a variety of risks, including market risk associated with interest rate movements and currency rate movements on non-U.S. dollar denominated assets and liabilities, as well as collectibility of accounts. The Company regularly assesses these risks and has established policies and business practices to protect against the adverse effects of these and other potential exposures. As a result, the Company does not anticipate material losses in these areas.

     For purposes of specific risk analysis, the Company uses sensitivity analysis to determine the impacts that market risk exposures may have on the fair values of the Company's financial instruments. The financial instruments included in the sensitivity analysis consist of all of the Company's cash and cash equivalents, short-term investments and all derivative financial instruments. Currency forward contracts constitute the Company's portfolio of derivative financial instruments.

     To perform sensitivity analysis, the Company assesses the risk of loss in fair values from the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. The market values for interest risk are computed based on the present value of future cash flows as impacted by the changes in rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest rates in effect at December 31, 1998. The market values for foreign exchange risk are computed based on spot rates in effect at December 31, 1998. The market values that result from these computations are compared to the market values of these financial instruments at December 31, 1998. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

     The results of the sensitivity analysis are as follows:

     Interest Rate Risk: A 10% decrease or a 10% increase in the levels of interest rates with all other variables held constant would not materially affect the fair value of the Company's financial instruments at December 31, 1998.

     Foreign Currency Exchange Rate Risk: A 10% movement in levels of foreign currency exchange rates, 20% for Asian currencies, against the U.S. dollar with all other variables held constant would result in a $900,000 change in the fair value of the Company's financial instruments at December 31, 1998.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this Item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding directors and executive officers required by Item 10 is incorporated by reference from the information under the captions "Election of Directors," "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on May 11, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference from the information under the caption "Executive Compensation and Other Information" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on May 11, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on May 11, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on May 11, 1999.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)1.  FINANCIAL STATEMENTS

               The financial statements filed as a part of this report are identified in the Index to Consolidated Financial Statements on page F-1.

     (a)2.  FINANCIAL STATEMENT SCHEDULES

               The following financial statement schedule is filed as part of this Report:
                                                                            PAGE
                                                                            ----
               Schedule II - Valuation and Qualifying Accounts . . . . . . . S-1

               Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

     (a)3.     EXHIBITS

               The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission. The Registrant shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

EXHIBIT
NUMBER         EXHIBIT TITLE
-------        -------------

3.1 Amended and Restated Certificate of Incorporation of the Registrant (Filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, File No. 33-87506, as declared effective on March 7, 1995, and incorporated herein by reference).

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

3.2 Bylaws of the Registrant (Filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, File No. 33-87506, as declared effective on March 7, 1995, and incorporated herein by reference).

3.3 Written Consent dated January 26, 1995, amending the Bylaws of the Registrant (Filed as Exhibit 3.7 to the Registrant's Registration Statement on Form S-1, File No. 33-87506, as declared effective on March 7, 1995, and incorporated herein by reference).

EXHIBIT
NUMBER         EXHIBIT TITLE
-------        -------------

3.4 Resolution adopted by the Board of Directors at a meeting of the Board held on July 14, 1998, amending the Bylaws of the Registrant (Filed as Exhibit 3.4 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998, as filed on August 13, 1998, and incorporated herein by reference).

10.1 Form of Indemnification Agreement for directors and executive officers (Filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, File No. 33-87506, as declared effective on March 7, 1995, and incorporated herein by reference).

10.2* 1995 Director Stock Option Plan, as amended (Filed as Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, as filed on March 19, 1998, and incorporated herein by reference).

10.3* 1995 Employee and Consultant Stock Plan (Filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, File No. 33-87506, as declared effective on March 7, 1995, and incorporated herein by reference).

10.4* 1995 Employee Stock Purchase Plan (Filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, File No. 33-87506, as declared effective on March 7, 1995, and incorporated herein by reference).

10.5 Non-Exclusive Distribution Agreement dated as of January 1, 1994, between DSP Telecom and Tomen Electronics Corp. (Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed on February 26, 1998, and incorporated herein by reference).

10.6 Technology Assignment and License Agreement dated as of January 7, 1994 between DSP Group and DSP Telecom (Filed as Exhibit 10.14 to the Registrant's Registration Statement on Form S-1, File No. 33-87506, as declared effective on March 7, 1995, and incorporated herein by reference).

10.7 License Agreement dated as of March 25, 1994 between DSP Telecom and DSP Semiconductors USA, Inc. (Filed as Exhibit 10.15 to the Registrant's Registration Statement on Form S-1, File No. 33-87506, as declared effective on March 7, 1995, and incorporated herein by reference).

10.8 Lease Agreement dated February 21, 1991 for a portion of the Registrant's facilities located in Givat Shmuel, Israel, together with documentation transferring the Lease from DSP Semiconductors Ltd. to DSP Telecom (in Hebrew) (Filed as Exhibit 10.27 to the Registrant's Registration Statement on Form S-1, File No. 33-87506, as declared effective on March 7, 1995, and incorporated herein by reference).

10.9 Lease Agreement dated February 21, 1991 for a portion of the Registrant's facilities located in Givat Shmuel, Israel, together with documentation transferring the Lease from DSP Semiconductors Ltd. to DSP Telecom (in English) (Filed as Exhibit 10.28 to the Registrant's Registration Statement on Form S-1, File No. 33-87506, as declared effective on March 7, 1995, and incorporated herein by reference).

EXHIBIT
NUMBER         EXHIBIT TITLE
-------        -------------

10.10 Development and License Agreement dated May 1, 1993 between Texas Instruments Incorporated and DSP Telecom (Filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K, as filed on February 26, 1998, and incorporated herein by reference).

10.11 Lease Agreement dated December 15, 1994 for the Registrant's headquarters located in Cupertino, California (Filed as Exhibit 10.30 to the Registrant's Registration Statement on Form S-1, File No. 33-87506, as declared effective on March 7, 1995, and incorporated herein by reference).

10.12 Development and License Agreement dated as of March 31, 1993 between NEC Electronics Inc. and DSP Telecom, Inc. (Filed as Exhibit 10.33 to the Registrant's Registration Statement on Form S-1, File No. 33-87506, as declared effective on March 7, 1995, and incorporated herein by reference).

10.13 Addendum No. 1 to Lease Agreement between Multiline Service International Limited and DSP Semiconductors Ltd. and DSPC Israel Ltd. dated December 3, 1995, together with Guarantee by DSP Communications Inc. (in English & Hebrew) (Filed as Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, as filed on March 30, 1996, and incorporated herein by reference).

10.14 Addendum No. 2 to Lease Agreement between Multiline Service International Limited and DSPC Israel Ltd., dated December 3, 1995 (in English and Hebrew) (Filed as Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, as filed on March 30, 1996, and incorporated herein by reference).

10.15 Lease Agreement for CTP Systems' facility located in Petah-Tikva, Israel (in Hebrew) (Filed as Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, as filed on March 30, 1996, and incorporated herein by reference).

10.16* 1996 Stock Option Plan (Filed as Exhibit 10.42 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, as filed on November 14, 1996, and incorporated herein by reference).

10.17* Amendment to Employment Agreement, dated as of November 5, 1997, between DSP Telecom, Inc. and Davidi Gilo (Filed as Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, as filed on March 19, 1998, and incorporated herein by reference).

10.18* Employment Agreement, dated as of January 1, 1998, between DSPC Israel Ltd. and Nathan Hod (Filed as Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, as filed on March 19, 1998, and incorporated herein by reference).

10.19* Employment Agreement, dated as of January 1, 1998, between DSPC Israel Ltd. and Gerald Dogon (Filed as Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, as filed on March 19, 1998, and incorporated herein by reference).

EXHIBIT
NUMBER         EXHIBIT TITLE
-------        -------------

10.20* Amended and Restated Employment Agreement, dated as of January 1, 1998, between DSP Communications, Inc., DSP Telecom, Inc. and Stephen Pezzola (Filed as Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, as filed on March 19, 1998, and incorporated herein by reference).

10.21 Rental Contract dated January 8, 1996 for a portion of the Registrant's facilities in Givat Shmuel, Israel (in English) (Filed as
          Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, as filed on March 19, 1998, and incorporated herein by reference).

10.22 Rental Contract dated December 24, 1997 for a portion of the Registrant's facilities in Givat Shmuel, Israel (in English) (Filed as
          Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, as filed on March 19, 1998, and incorporated herein by reference).

10.23* Employment Agreement, dated as of July 22, 1998, by and between DSP Telecom, Inc. and Joseph Perl (Filed as Exhibit 10.29 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998, as filed on November 12, 1998, and incorporated herein by reference).

10.24 Promissory Note, dated June 22, 1998, issued by Dr. and Mrs. Joseph Perl to the Registrant (Filed as Exhibit 10.30 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998, as filed on November 12, 1998, and incorporated herein by reference).

10.25* Amendment to Employment and Option Agreements, dated as of October 12, 1998, by and between DSPC Israel Ltd., the Registrant, and Nathan Hod (Filed as Exhibit 10.31 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998, as filed on November 12, 1998, and incorporated herein by reference).

10.26 Stock Purchase Agreement, dated as of October 12, 1998, by and between the Registrant and Davidi Gilo (Filed as Exhibit 10.32 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998, as filed on November 12, 1998, and incorporated herein by reference).

10.27 Promissory Note, dated October 12, 1998, issued by Davidi Gilo to the Registrant (Filed as Exhibit 10.33 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998, as filed on November 12, 1998, and incorporated herein by reference).

10.28*    1998 Non-Qualified Stock Option Plan of the Registrant (Filed as
          Exhibit 10.34 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998, as filed on November 12, 1998, and incorporated herein by reference).

10.29* Employment Agreement of Davidi Gilo with DSP Telecom, Inc., dated as of October 12, 1998, by and between DSP Telecom, Inc. and David Gilo.

10.30 Secured Promissory Note, dated November 16, 1998, issued by Davidi Gilo to the Registrant.

EXHIBIT
NUMBER         EXHIBIT TITLE
-------        -------------

10.31* Amended and Restated Employment Agreement, dated as of January 16, 1999, between DSP Communications, Inc., DSP Telecom, Inc. and Stephen Pezzola

21.1      Subsidiaries of the Registrant.

23.1      Consent of Ernst & Young LLP, Independent Auditors.

27.1      Financial Data Schedule


---------------

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

DSP COMMUNICATIONS, INC.


By:  /s/ Joseph Perl
    --------------------------------------------------
    Joseph Perl, Chief Executive Officer and President

Date:  March  23, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                TITLE                                DATE
     ---------                -----                                ----

/s/ Davidi Gilo          Chairman of the Board of Directors    March  23, 1999
---------------------                                          ---------------
Davidi Gilo


/s/ Joseph Perl          President and Chief Executive         March  23, 1999
---------------------    Officer (Principal Executive          ---------------
Joseph Perl              Officer)


/s/ David Aber           Vice President and Chief Financial    March  23, 1999
---------------------    Officer (Principal Financial          ---------------
David Aber               and Accounting Officer)


/s/ Neill Brownstein     Director                              March  23, 1999
---------------------                                          ---------------
Neill Brownstein


/s/ Lewis Broad          Director                              March  23, 1999
---------------------                                          ---------------
Lewis Broad


/s/ Andrew Schonzeit     Director                              March  23, 1999
---------------------                                          ---------------
Andrew Schonzeit


/s/ Shigeru Iwamoto      Director                              March  23, 1999
---------------------                                          ---------------
Shigeru Iwamoto


/s/ Avraham Fischer      Director                              March  23, 1999
---------------------                                          ---------------
Avraham Fischer

                               DSP COMMUNICATIONS, INC.

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE

Report of Ernst & Young LLP, Independent Auditors. . . . . . . . . . . . . . F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997 . . . . . . . . F-3

Consolidated Statements of Operations --
Years ended December 31, 1998, 1997, and 1996. . . . . . . . . . . . . . . . F-4

Consolidated Statements of Stockholders' Equity --
For the Three Years ended December 31, 1998. . . . . . . . . . . . . . . . . F-5

Consolidated Statements of Cash Flows --
Years ended December 31, 1998, 1997, and 1996. . . . . . . . . . . . . . . . F-6

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . F-7







                                         F-1
W

                Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
DSP Communications, Inc.

We have audited the accompanying consolidated balance sheets of DSP Communications, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in Item 14(a)2 of this Annual Report. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DSP Communications, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                  /s/ Ernst & Young LLP

Palo Alto, California
January 11, 1999

                            DSP Communications, Inc.

                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)


                                                                                              DECEMBER 31,
                                                                                        1998                1997
                                                                                -----------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                         $     66,818        $     82,322
  Short-term investments                                                                  27,071              34,319
  Trade accounts receivable (net of allowance for doubtful accounts
    of $200 and $0 in 1998 and 1997, respectively)                                        29,351              11,200
  Other current assets                                                                     5,717               7,207
                                                                                -----------------------------------------
Total current assets                                                                     128,957             135,048

Property and equipment, net                                                                5,323               4,151
Other assets                                                                               5,063               2,302
Goodwill                                                                                   5,894               1,395
                                                                                -----------------------------------------
                                                                                    $    145,237        $    142,896
                                                                                -----------------------------------------
                                                                                -----------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                  $     16,474        $      9,372
  Accrued liabilities                                                                     17,110              17,093
  Deferred income                                                                            285                 528
                                                                                -----------------------------------------
Total current liabilities                                                                 33,869              26,993

Commitments and contingencies

Stockholders' equity:
  Common stock, par value $0.001, 110,000,000 shares authorized;
   38,233,194 shares issued and outstanding at December 31, 1998
   (40,427,710 shares in 1997)                                                                38                  40
  Additional paid-in capital                                                              78,777              94,440
  Notes from shareholder                                                                  (5,099)                  -
  Retained earnings                                                                       37,624              21,421
  Accumulated other comprehensive income                                                      28                   2
                                                                                -----------------------------------------
Total stockholders' equity                                                               111,368             115,903
                                                                                -----------------------------------------
                                                                                    $    145,237        $    142,896
                                                                                -----------------------------------------
                                                                                -----------------------------------------



                            SEE ACCOMPANYING NOTES.

                            DSP Communications, Inc.
                      Consolidated Statements of Operations
                      (In thousands, except per share data)


                                                                                 YEAR ENDED DECEMBER 31,
                                                                     1998                  1997                  1996
                                                            -------------------------------------------------------------------
Revenues:
  Product                                                          $126,874               $76,817               $85,128
  Technology development                                              4,223                 4,684                 3,771
                                                            -------------------------------------------------------------------
Total revenues                                                      131,097                81,501                88,899
                                                            -------------------------------------------------------------------

Cost of revenues:
  Product                                                            71,236                39,885                44,153
  Technology development                                              2,698                 4,919                 3,550
                                                            -------------------------------------------------------------------
Total cost of revenues                                               73,934                44,804                47,703
                                                            -------------------------------------------------------------------

Gross profit                                                         57,163                36,697                41,196

Operating expenses:
  Research and development                                           11,704                 6,562                 5,311
  Sales and marketing                                                 4,324                 4,078                 3,685
  General and administrative                                          9,536                 8,356                12,190
  Charge for acquired in-process technology                           3,800                     -                     -
                                                            -------------------------------------------------------------------
Total operating expenses                                             29,364                18,996                21,186
                                                            -------------------------------------------------------------------

Operating income                                                     27,799                17,701                20,010

Interest and other income, net                                        5,674                 6,332                 4,848
                                                            -------------------------------------------------------------------
Income before provision for income taxes                             33,473                24,033                24,858
Provision for income taxes                                           (4,101)               (2,634)               (3,108)
                                                            -------------------------------------------------------------------
Net income                                                         $ 29,372              $ 21,399               $21,750
                                                            -------------------------------------------------------------------
                                                            -------------------------------------------------------------------

Earnings per share:
  Basic                                                            $   0.74              $   0.51               $  0.52
                                                            -------------------------------------------------------------------
                                                            -------------------------------------------------------------------
  Diluted                                                          $   0.70              $   0.48               $  0.48
                                                            -------------------------------------------------------------------
                                                            -------------------------------------------------------------------

Shares used in computing earnings per share:
  Basic                                                              39,672                41,776                41,865
                                                            -------------------------------------------------------------------
                                                            -------------------------------------------------------------------
  Diluted                                                            42,021                44,922                45,564
                                                            -------------------------------------------------------------------
                                                            -------------------------------------------------------------------



                            SEE ACCOMPANYING NOTES.

                            DSP Communications, Inc.
                 Consolidated Statements of Stockholders' Equity
                        (In thousands, except share data)


                                                                                             ADDITIONAL         NOTES
                                                               COMMON STOCK                   PAID-IN           FROM
                                                  ------------------------------------
                                                         SHARES            AMOUNT             CAPITAL        SHAREHOLDER
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                           36,211,844          $   36            $  46,677       $       -
  Net income                                                    -               -                    -               -
  Other comprehensive income-change in net
    unrealized gain on securities available
    for sale                                                    -               -                    -               -

  Comprehensive income

  Issuance of common stock under stock
    option and stock purchase plans
    (2,076,882 shares and 11,187 shares,                2,088,069               2                3,273               -
    respectively)
  Issuance of common stock in public
    offering, net                                       6,197,264               6               75,616               -
  Tax benefit related to stock option plans                     -               -                1,617               -
                                                  ---------------------------------------------------------------------------
Balance at December 31, 1996                           44,497,177              44              127,183               -
  Net income                                                    -               -                    -               -
  Other comprehensive income-change in net
    unrealized gain on securities available
    for sale                                                    -               -                    -               -

  Comprehensive income

  Issuance of common stock under stock
    option and stock purchase plans
    (1,789,039 shares and 11,294 shares,                1,800,333               2                9,995               -
    respectively)
  Repurchase of common stock                           (5,869,800)             (6)             (43,070)              -
  Compensation expense related to stock                         -               -                  332               -
    options
                                                  ---------------------------------------------------------------------------
Balance at December 31, 1997                           40,427,710              40               94,440               -
  Net income                                                    -               -                    -               -
  Other comprehensive income-change in net
    unrealized gain on securities available
    for sale                                                    -               -                    -               -

  Comprehensive income

  Issuance of common stock under stock
    option and stock purchase plans
    (1,900,336 shares and 56,048 shares,                1,956,384               2               12,853          (2,758)
    respectively)
  Issuance of common stock                                350,000               -                2,341          (2,341)
  Repurchase of common stock                           (4,500,900)             (4)             (31,199)              -
  Compensation expense related to stock                         -               -                  342               -
    options
                                                  ---------------------------------------------------------------------------
Balance at December 31, 1998                           38,233,194          $   38            $  78,777       $  (5,099)
                                                  ---------------------------------------------------------------------------
                                                  ---------------------------------------------------------------------------


                                                         RETAINED          ACCUMULATED OTHER               TOTAL
                                                         EARNINGS            COMPREHENSIVE             STOCKHOLDERS'
                                                         (DEFICIT)              INCOME                    EQUITY
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                           $  (12,176)             $    331                $  34,868
  Net income                                               21,750                     -                   21,750
  Other comprehensive income-change in net
    unrealized gain on securities available
    for sale                                                    -                  (288)                    (288)
                                                                                             ------------------------------
  Comprehensive income                                                                                    21,462
                                                                                             ------------------------------
  Issuance of common stock under stock
    option and stock purchase plans
    (2,076,882 shares and 11,187 shares,                        -                     -                    3,275
    respectively)
  Issuance of common stock in public
    offering, net                                               -                     -                   75,622
  Tax benefit related to stock option plans                     -                     -                    1,617
                                                  -------------------------------------------------------------------------
Balance at December 31, 1996                                9,574                    43                  136,844
  Net income                                               21,399                     -                   21,399
  Other comprehensive income-change in net
    unrealized gain on securities available
    for sale                                                    -                   (41)                     (41)
                                                                                             ------------------------------
  Comprehensive income                                                                                    21,358
                                                                                             ------------------------------
  Issuance of common stock under stock
    option and stock purchase plans
    (1,789,039 shares and 11,294 shares,                        -                     -                    9,997
    respectively)
  Repurchase of common stock                               (9,552)                    -                  (52,628)
  Compensation expense related to stock                         -                     -                      332
    options
                                                  -------------------------------------------------------------------------
Balance at December 31, 1997                               21,421                     2                  115,903
  Net income                                               29,372                     -                   29,372
  Other comprehensive income-change in net
    unrealized gain on securities available
    for sale                                                    -                    26                       26
                                                                                             ------------------------------
  Comprehensive income                                                                                    29,398
                                                                                             ------------------------------
  Issuance of common stock under stock
    option and stock purchase plans
    (1,900,336 shares and 56,048 shares,                        -                     -                   10,097
    respectively)
  Issuance of common stock                                      -                     -                        -
  Repurchase of common stock                              (13,169)                    -                  (44,372)
  Compensation expense related to stock                         -                     -                      342
    options
                                                  -------------------------------------------------------------------------
Balance at December 31, 1998                           $   37,624              $     28                $ 111,368
                                                  -------------------------------------------------------------------------
                                                  -------------------------------------------------------------------------



                            SEE ACCOMPANYING NOTES.

                            DSP Communications, Inc.

                      Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                                  YEAR ENDED DECEMBER 31,
                                                                         1998               1997              1996
                                                                  ------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                             $   29,372        $   21,399       $   21,750
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and other                                                    1,890             1,433              945
  Amortization                                                                832               832              832
  Compensation expense related to shares issued in a subsidiary                 -               370              310
  Compensation expense related to stock options                               342               332                -
  Charge for acquired in-process technology                                 3,800                 -                -
Changes in operating assets and liabilities, net of effects of acquisition:
  Trade accounts receivable                                               (17,572)           (4,146)           1,784
  Other current assets                                                      1,494            (3,713)          (1,647)
  Accounts payable                                                          7,165             5,686              333
  Accrued liabilities                                                       3,289            (2,215)           6,604
  Deferred income                                                            (325)           (1,962)           2,017
                                                                  ------------------------------------------------------
Net cash provided by operating activities                                  30,287            18,016           32,928
                                                                  ------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Isotel                                                     (11,000)                -                -
Cash purchases of equipment                                                (3,050)           (2,097)          (2,702)
Proceeds from sales of equipment                                                8                17               10
Purchases of short-term investments                                       (42,935)          (42,149)         (97,340)
Sales and maturities of short-term investments                             50,209            66,823           55,714
Other assets                                                               (1,476)                -                -
                                                                  ------------------------------------------------------
Net cash provided by (used in) investing activities                        (8,244)           22,594          (44,318)
                                                                  ------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash                                          10,097             9,997           78,897
Repurchase of common  stock                                               (47,644)          (46,084)               -
                                                                  ------------------------------------------------------
Net cash provided by (used in) financing activities                       (37,547)          (36,087)          78,897
                                                                  ------------------------------------------------------

Increase (decrease) in cash and cash equivalents                          (15,504)            4,523           67,507
Cash and cash equivalents at beginning of year                             82,322            77,799           10,292
                                                                  ------------------------------------------------------
Cash and cash equivalents at end of year                               $   66,818        $   82,322       $   77,799
                                                                  ------------------------------------------------------
                                                                  ------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid                                                      $    1,273        $      624       $      730
                                                                  ------------------------------------------------------
                                                                  ------------------------------------------------------
SUPPLEMENTAL NONCASH INVESTING AND FINANCING INFORMATION
Notes from Shareholders                                                $    5,099        $        -       $        -
                                                                  ------------------------------------------------------
                                                                  ------------------------------------------------------
Equipment cost payable                                                 $        -        $       64       $      125
                                                                  ------------------------------------------------------
                                                                  ------------------------------------------------------
Amounts payable for repurchase of common stock                         $        -        $    3,272       $        -
                                                                  ------------------------------------------------------
                                                                  ------------------------------------------------------



                            SEE ACCOMPANYING NOTES.

                           DSP COMMUNICATIONS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of DSP Communications, Inc. ("DSPC" or the "Company"), a Delaware corporation, and its wholly-owned subsidiaries DSP Telecom Inc., a California corporation; CTP Systems Inc., a California corporation; DSP Communications (Japan) Inc., a Japanese corporation; DSPC Technologies Ltd. ("DSPCT"), an Israeli company; DSPC Israel Ltd. ("DSPCI"), an Israeli company; DSP Telecommunications Ltd. ("DSP Telecom"), an Israeli company; CTP Systems Ltd. ("CTP"), an Israeli company; and effective December 31, 1998, DSPC Europe BVBA, a Belgian company; and Isotel Corp. ("Isotel"), a Canadian corporation (see Note 9). Intercompany accounts and transactions have been eliminated in consolidation.

NATURE OF OPERATIONS AND RELATED CONCENTRATIONS

The Company applies its expertise in the development, design and marketing of DSP (digital signal processing) software, algorithms and VLSI circuit design to develop highly integrated, low power and cost-effective chip sets for wireless personal communications applications. Through its subsidiary CTP, DSPC provides wireless PBX solutions for the office environment and reference design development for handset manufacturers. Following the acquisition of Isotel, the Company also will develop and market software protocols for wireless communications.

The major portion of DSPC's product revenues to date have been generated from the sale of its baseband chip sets and chips for digital cellular telephones, mainly to Japanese cellular handset manufacturers. In the second half of 1997, the Company commenced volume shipments of chip sets for use outside of Japan, which increased in 1998.

Substantially all of the Company's product revenues have been from sales to its two distributors who in turn sell to OEM manufacturers in Japan and other areas. The Company's distributors are not subject to minimum purchase requirements and can cease marketing the Company's products at any time. The loss of either of the Company's distributors could have a material adverse effect on the Company's business, financial condition and results of operations. Substantially all of these distributors' sales have been made to a small number of customers. Because the worldwide cellular subscriber equipment industry is dominated by a small number of large corporations, DSPC expects that a significant portion of its future product revenues will continue to be concentrated in a limited number of customers. The loss of one or more of these customers would have a material adverse effect on the Company's results of operations.

The Company uses independent foundries to manufacture its baseband chip sets. The Company's reliance on independent foundries involves a number of risks, including the possibility of a shortage of certain key components and reduced control over delivery schedules, manufacturing capacity, quality and costs.

DSPC's integrated circuits are fabricated by independent third party suppliers. The Company's reliance on these suppliers involves a number of risks, including the possibility of an insufficient supply of DSP chips, noncompetitive pricing and discontinued production of the DSP chip currently utilized to produce the Company's products. During and at the end of 1998 the Company had a small number of major suppliers for the integrated circuits. The reliance on a small number of suppliers may subject the Company from time to time to quality, allocation and pricing constraints.

REVENUE RECOGNITION

PRODUCT - Product revenue relates to sales of baseband chip sets for cellular telephones and to wireless PBX systems. Revenue from product sales to customers, other than sales to distributors, are recorded when products are shipped. Sales to distributors, under agreements allowing price protection and right of return on products unsold by the distributors, are not recognized until the products are sold by the distributors to OEM manufacturers. Deferred income represents the net margin on products not yet sold through by distributors. DSPC accrues estimated sales returns/exchanges for end-user sales and warranty costs upon recognition of sales. DSPC has not experienced significant warranty claims to date.

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

FOREIGN CURRENCY TRANSACTIONS

The United States dollar is the Company's functional currency as it is the primary currency in the economic environment in which the Company operates. Accordingly, monetary accounts maintained in currencies other than the dollar (principally cash and liabilities) are remeasured using the foreign exchange rate at the balance sheet date. Operational accounts and nonmonetary balance sheet accounts are measured and recorded at the rate in effect at the date of the transaction. The effects of foreign currency remeasurement, which have not been material to date, are reported in current operations.

While most of the Company's revenues and costs are denominated in dollars, a material portion of the sales prices for certain products sold by the Company, and prices for certain components purchased by the Company, are quoted in or linked to yen based prices.

The Company uses foreign currency forwards and options, which typically expire within one year, to hedge payments and receipts of foreign currencies related to the purchase of certain components and sale of certain products. The Company does not use derivative financial instruments for trading purposes. Realized gains and losses on these contracts are recognized in income in the same period as the hedged transactions. As of December 31, 1998, the Company did not have any open foreign exchange forward contract positions.

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):


                                                                      Year ended December 31,
                                                               1998            1997             1996
                                                           ------------    ------------     ------------
  Numerator for basic and diluted earnings per share -
   net income                                                 $ 29,372        $ 21,399         $ 21,750
                                                           ------------    ------------     ------------
                                                           ------------    ------------     ------------
  Denominator for basic earnings per share -
   weighted average shares                                      39,672          41,776           41,865
  Effect of dilutive securities - employee stock options         2,349           3,146            3,699
                                                           ------------    ------------     ------------
  Denominator for diluted earnings per share -
   adjusted weighted average shares                             42,021          44,922           45,564
                                                           ------------    ------------     ------------
                                                           ------------    ------------     ------------
  Earnings per share:
   Basic                                                      $   0.74        $   0.51         $   0.52
                                                           ------------    ------------     ------------
                                                           ------------    ------------     ------------
   Diluted                                                    $   0.70        $   0.48         $   0.48
                                                           ------------    ------------     ------------
                                                           ------------    ------------     ------------


For additional disclosures regarding the employee stock options, see Note 8. During 1998, 1997 and 1996, options to purchase 453,174 shares, 860,753 shares and 137,205 shares, respectively, of common stock were outstanding but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

CONCENTRATIONS OF CREDIT RISK

Financial instruments that subject DSPC to credit risk consist principally of cash equivalents and short term investments and trade receivables. The company invests cash equivalents and short-term investments through high-quality financial institutions. The majority of DSPC's product sales are to two distributors who in turn sell to manufacturers of consumer electronics products. No collateral is required from these distributors or end customers. At December 31, 1998, approximately $24,343,000 or 83% of trade accounts receivable is due from these distributors. Write-offs of accounts receivable through December 31, 1998 have been insignificant.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

DSPC considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. The carrying amount approximates fair value because of the short maturity of these instruments. At December 31, 1998, pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," all debt securities are designated as available-for-sale. Available-for-sale securities are carried at fair value, which is determined based upon the quoted market prices of the securities, with unrealized gains and losses reported in stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

INTANGIBLE ASSETS

Intangible assets consist of acquired developed technology and goodwill resulting from the CTP and Isotel acquisitions (see Note 9) which are being amortized over the estimated useful lives of up to five years. Acquired developed technology and goodwill, are included in other assets and consist of the following at December 31 (in thousands):


                                                           1998                                 1997
                                        -------------------------------------------------------------------------
                                                     CTP             Isotel              CTP          Isotel
                                        -------------------------------------------------------------------------
 Intangible assets                            $    4,161         $    6,616         $    4,161       $     -
 Accumulated amortization                         (2,635)                -              (1,803)            -
                                        -------------------------------------------------------------------------
 Total purchase price                         $    1,526         $    6,616         $    2,358       $     -
                                        -------------------------------------------------------------------------
                                        -------------------------------------------------------------------------


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

NEW ACCOUNTING STANDARDS

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity. SFAS requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year statements have been reclassified to conform to the requirements of SFAS 130.

Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 superseded FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position, but did affect the disclosure of geographic information for assets (see note 12).

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed For or Obtained For Internal Use" (the "SOP"). The Company plans to adopt the SOP effective January 1, 1999. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company currently expenses such costs as incurred. The adoption of the new SOP will not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, the Company does not anticipate that the adoption of SFAS 133 will have a significant effect on the Company's consolidated results of operations or financial position.

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. AVAILABLE-FOR-SALE SECURITIES

The following is a summary of available-for-sale securities at December 31, 1998 (in thousands):


                                        AMORTIZED        UNREALIZED       UNREALIZED       FAIR MARKET
                                          COST             GAINS            LOSSES            VALUE
                                    -----------------------------------------------------------------------
Commercial paper                          $   815            $  -              $  -         $    815
Closed-end mutual fund shares               3,607               -                 -            3,607
U.S. corporate obligations                 13,043              31                (3)          13,071
                                    -----------------------------------------------------------------------
                                          $17,465            $ 31              $ (3)        $ 17,493
                                    -----------------------------------------------------------------------
                                    -----------------------------------------------------------------------

Reported as:
   Cash equivalents                       $ 4,422            $  -              $  -         $  4,422
   Short-term investments                  13,043              31                (3)          13,071
                                    -----------------------------------------------------------------------
                                          $17,465            $ 31              $ (3)        $ 17,493
                                    -----------------------------------------------------------------------
                                    -----------------------------------------------------------------------




The following is a summary of available-for-sale securities at December 31, 1997 (in thousands):


                                        AMORTIZED        UNREALIZED       UNREALIZED       FAIR MARKET
                                          COST             GAINS            LOSSES            VALUE
                                    -----------------------------------------------------------------------
Commercial paper                         $  4,172          $   -             $   -           $  4,172
Closed-end mutual fund shares              11,776              -                 -             11,776
U.S. corporate obligations                 22,222              1                (7)            22,216
U.S. municipal obligations                 11,108              8                 -             11,116
U.S. government obligations                 3,034              -                 -              3,034
                                    -----------------------------------------------------------------------
                                         $ 52,312          $   9             $  (7)          $ 52,314
                                    -----------------------------------------------------------------------
                                    -----------------------------------------------------------------------

Reported as:
  Cash equivalents                       $ 17,995          $   -             $   -           $ 17,995
  Short-term investments                   34,317              9                (7)            34,319
                                    -----------------------------------------------------------------------
                                         $ 52,312          $   9             $  (7)          $ 52,314
                                    -----------------------------------------------------------------------
                                    -----------------------------------------------------------------------



Proceeds from the sale of available-for-sale securities were $54,620,000, $58,778,000 and $106,822,000 for the years ended December 31, 1998, 1997 and
1996, respectively. Realized gains and losses on the sale of available-for-sale securities for the year ended December 31, 1998, 1997 and 1996 were immaterial.

The contractual maturity of available-for-sale securities as of December 31, 1998 are: 1999 - $12,678,000; 2000 - $4,815,000.

3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31 (in thousands):


                                                               1998                  1997
                                                     ---------------------------------------------
Computer and laboratory equipment                           $  8,035              $  5,928
Furniture and fixtures and other                               1,178                   679
Leasehold improvements                                         1,739                 1,263
                                                     ---------------------------------------------
                                                              10,952                 7,870
Accumulated depreciation                                      (5,629)               (3,719)
                                                     ---------------------------------------------
                                                            $  5,323              $  4,151
                                                     ---------------------------------------------
                                                     ---------------------------------------------



4. ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31 (in thousands):


                                                                1998                  1997
                                                     ---------------------------------------------
Income tax authorities                                       $  7,412              $  5,961
Compensation and benefits                                       4,576                 3,361
Repurchase of common stock                                          -                 3,272
Warranty reserve                                                2,846                 2,894
Other                                                           2,276                 1,605
                                                     ---------------------------------------------
                                                              $17,110               $17,093
                                                     ---------------------------------------------
                                                     ---------------------------------------------



5. LEASES

The Company leases facilities in Cupertino, California, in Israel, in Canada and in Japan under noncancelable operating leases expiring on different dates between March 1999 and February 2001. Future minimum payments under noncancelable operating leases with initial terms of one year or more consist of the following at December 31, 1998 (in thousands):

                     1999                                    $   1,273
                     2000                                        1,075
                     2001                                          188
                                                         ----------------------
                                                             $   2,536
                                                         ----------------------
                                                         ----------------------


The gross rental payments under all operating leases were $1,186,000, $1,142,000 and $865,000 in 1998, 1997 and 1996, respectively. Rental expense, net of reimbursements from subleases, was $1,057,000, $962,000 and $784,000 in 1998, 1997, and 1996, respectively.

6. COMMITMENTS AND CONTINGENCIES

ISRAELI GOVERNMENT RESEARCH GRANTS

The Company has participated in programs sponsored by the Israeli Government for the support of research and development activities. Through December 31, 1996 the Company obtained grants from the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade (the "Chief Scientist") for participation in a number of research and development projects. The terms of the grants from the Chief Scientist prohibit the transfer of technology developed pursuant to the terms of these grants to any person, without the prior written consent of the Chief Scientist. The Company was obligated to pay royalties to the Chief Scientist. For the year ended December 31, 1996, the Company charged cost of revenues for approximately $724,000 for royalties on products that were commercially developed out of projects funded by research grants from the Chief Scientist. As of December 31, 1996, the Company has repaid all amounts owed pursuant to the grants relating to products being currently marketed by the Company.

OTHER ROYALTY COMMITMENTS

In connection with certain license agreements, DSPC agreed to pay royalties on certain sales based on specified rates. The Company initiated payments of these royalties during 1998. Royalty expenses in 1998 amounted to approximately $744,000.

CTP participated with one of its customers in a program sponsored by the BIRD Foundation, which was terminated prior to the acquisition by DSPC. In connection with the program, CTP agreed to pay to the BIRD Foundation royalties on its wireless PBX product sales at specified rates of 2.5% to 5%, up to an aggregate total of approximately $800,000 as adjusted for changes in the consumer price index. Through December 31, 1998, the Company has paid or accrued royalties to the BIRD Foundation in the aggregate amount of $262,000.

SEVERANCE LIABILITY

The Company's liability for severance pay and pension, pursuant to Israeli law is fully provided for through insurance contracts and by accrual. At December 31, 1998, virtually all of the liability is funded. The amounts maintained with insurance companies and part of pension and severance pay funds, are not under the control of the Company and, therefore, are not included in the financial statements. Pension and severance expenses for the years ended December 31, 1998, 1997 and 1996 amounted to approximately $1,002,000, $917,000 and $802,000, respectively.

INVESTMENT COMMITMENT

The Company, which was incorporated in November 1994, succeeded to the business of DSP Telecom, pursuant to a reorganization completed upon the closing of the Company's initial public offering in March 1995, under which DSP Telecom became a wholly-owned subsidiary of the Company (the "Reorganization"). In obtaining approval of the Reorganization from Israeli tax authorities, the Company agreed to invest in activities in Israel no less than $9,000,000 out of the proceeds of the initial public offering within three years after consummation of the offering. In 1998, the Company received approval from the Israeli tax authorities for a two year extension of this requirement until March 2000. Through December 31, 1998, $7,800,000 has been transferred to Israel.

LITIGATION

On May 12, 1997, a class action lawsuit was filed against the Company and several of its officers and directors in the Superior Court of California, Santa Clara Country. A second, identical lawsuit was filed on May 22, 1997. The complaints, which were consolidated, alleged that the Company and certain of its officers and directors violated California securities laws in connection with certain statements allegedly made during the first quarter of 1997, and sought damages in an unspecified amount, interest, attorney's fees and other costs, and other equitable and injunctive relief. On February 26, 1998, two of the plaintiffs in the state action filed a similar complaint in the U.S. District Court for the Northern District of California. The complaint made the same allegations as the amended complaint filed in state court, but charged violations of federal securities laws.

The Company has executed an agreement to settle these lawsuits. Under the agreement, the claims will be settled for $3,000,000, which will be funded by insurance proceeds. The settlement is subject to approval by the court. The court has set a date of April 9, 1999 for hearing on final approval. The Company continues to deny all allegations.

7. CREDIT ARRANGEMENTS

As of December 31, 1998, the Company had issued bank guarantees and a letter of credit totaling $2,471,000. The term of the letter of credit is through June 30, 1999.

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

COMMON STOCK

In 1997, the Company implemented a repurchase program pursuant to which the Company, from time to time and at management's discretion, may purchase shares of the Company's common stock in open-market and privately negotiated transactions. The number of shares in the repurchase plan, which at December 31, 1997 was 8,000,000, was increased during 1998 to a total of 16,000,000 shares. During 1997, the Company repurchased 5,869,800 shares of its common stock, with an aggregate purchase price of $52,628,000 and, in 1998, the Company repurchased 4,500,900 shares of its common stock for an aggregate purchase price of $44,372,000, bringing the total number of shares repurchased and retired in this repurchase program to 10,370,700 shares with a total aggregate purchase price of $97,000,000. The Company uses a last-in, first-out method, and the excess of repurchase cost over issuance price is treated as a reduction of retained earnings.

SHARE OPTION PLANS

1995 EMPLOYEE AND CONSULTANT STOCK PLAN

DSPC's 1995 Employee and Consultant Stock Plan (the "1995 Plan") provides for
(i) the grant to DSPC employees of incentive stock options, (ii) the grant to employees and consultants of DSPC of nonstatutory stock options and (iii) the grant of stock options which comply with the applicable requirements of Israeli law to the extent granted to persons who may be subject to income tax in Israel. A total of 4,800,000 shares of common stock have been authorized for issuance under the 1995 Plan.

Options granted under the 1995 Plan have an exercise price no less than the fair market value of the common stock on the date of grant. The period within which the option may be exercised is determined at the time of grant. In no event may the term of an incentive stock option be longer than ten years.

1996 STOCK OPTION PLAN

DSPC's 1996 Stock Option Plan (the "1996 Plan") provides for (i) the grant to DSPC employees of incentive stock options, (ii) the grant to employees, consultants and nonemployee directors of DSPC of nonstatutory stock options, and (iii) the grant of stock options which comply with the applicable requirements of Israeli law to the extent granted to persons who may be subject to income tax in Israel. A total of 5,000,000 shares of common stock have been authorized for issuance under the 1996 Plan.

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

The Director Option Plan provides that each eligible director shall be granted an option to purchase 32,000 shares of common stock on the date on which the optionee first becomes a director of the Company. Thereafter, each nonemployee director shall be granted an option to purchase 8,000 additional shares of common stock on January 1 of each year if, on such date, he or she shall have served on the Company's board of directors for at least six months.

Options granted under the Director Option Plan have an exercise price equal to the fair market value of the common stock on the date of grant and have a term of ten years, unless terminated sooner upon termination of the optionee's status as a director or otherwise pursuant to the Director Option Plan.

1998 NON-QUALIFIED STOCK OPTION PLAN

DSPC's 1998 Non-Qualified Stock Option Plan (the "1998 Plan") provides for
(i) the grant to employees, consultants and non-employee directors of DSPC of non-qualified stock options, and (ii) the grant of stock options which comply with the applicable requirements of Israeli law to the extent granted to persons who may be subject to income tax in Israel. A total of 5,000,000 shares of common stock have been authorized for issuance under the 1998 Plan.

Options granted under the 1998 Plan have an exercise price no less than the fair market value of the common stock on the date of grant. The period within which the option may be exercised is determined at the time of grant.

OPTION EXCHANGE PROGRAMS

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

In October 1998, the Company adopted an Option Exchange Program whereby employee options which were previously granted but not previously repriced, at exercise prices greater than $6.13 and $6.69 per share for non-executives and executives, respectively, were exchanged. The exercise price of the new options for non-executives and executives are: $6.13 and $6.69 per share, respectively. Notwithstanding the original vesting schedule of the repriced options for non-executives, the vesting schedule of the new options was amended such that one-sixth (1/6) of the options vest six months after the date of the repricing, and one-thirty-sixth (1/36) of the options vest at the end of each month thereafter for the following 30 months. In addition, certain of these new options are subject to acceleration of vesting upon the occurrence of certain milestones based upon the market price of the Company's common stock. Any of such options whose original termination date was prior to April 7, 2002, were extended to have a termination date of April 7, 2002. The repriced options of executives retained their original vesting schedules, except that the new options are subject to acceleration of vesting upon the occurrence of certain milestones based upon the market price of the Company's common stock. A total of approximately 2.4 million options with a weighted-average exercise price of $15.07 were exchanged and are reflected in the following table as cancellations and grants.

SHARE OPTION PLANS

A summary of the Company's stock option activity under all option plans and related information for the years ended December 31 is as follows (in thousands except per share information):


                                                                        Weighted
                                          Shares         Shares         Average        Weighted
                                        Available         Under         Exercise       Average           Options
                                        For Grant        Option          Price        Fair Value       Exercisable
                                       -----------     -----------     -----------   ------------     -------------
Year ended December 31, 1995                3,416           5,534        $  2.71                             1,360
 Authorized                                 3,000               -        $     -
 Granted                                   (4,307)          4,307        $ 19.92         $  8.33
 Exercised                                      -          (2,077)       $  1.57
 Canceled and forfeited                       374            (374)       $  3.94
                                       -----------     -----------
Year ended December 31, 1996                2,483           7,390        $ 13.00                               995
 Granted                                   (6,233)          6,233        $ 11.63         $  4.85
 Exercised                                      -          (1,789)       $  5.50
 Canceled and forfeited                     5,214          (5,214)       $ 19.60
                                       -----------     -----------
Year ended December 31, 1997                1,464           6,620        $  8.49                               953
 Authorized                                 7,000               -        $     -
 Granted                                   (6,873)          6,873        $  8.76         $  3.22
 Exercised                                      -          (1,900)       $  6.60
 Canceled and forfeited                     3,549          (3,549)       $ 12.92
                                       -----------     -----------
Year ended December 31, 1998                5,140           8,044        $  7.22                             3,329
                                       -----------     -----------
                                       -----------     -----------



The options outstanding at December 31, 1998 have been segregated into ranges for additional disclosure as follows (in thousands except per share information):


                                   Options Outstanding                         Options Exercisable
                  -----------------------------------------------------------------------------------------
                                        Weighted-                           Options
                       Options           Average         Weighted-         Currently        Weighted-
     Range of       Outstanding at      Remaining         Average         Exercisable        Average
     Exercise        December 31,      Contractual        Exercise      at December 31,      Exercise
      Prices             1998         Life (Years)         Price             1998             Price
-----------------------------------------------------------------------------------------------------------
   $ 1.04- $ 3.88         872              1.64           $  2.87             663            $  2.73
   $ 5.00- $ 6.00         646              3.54           $  5.24             415            $  5.23
   $ 6.13- $ 6.13       1,570              4.12           $  6.13               -            $     -
   $ 6.68- $ 6.68       1,978              3.69           $  6.68             988            $  6.68
   $ 6.81- $ 9.88       2,037              3.10           $  9.22           1,056            $  9.23
   $ 9.94- $19.38         941              4.61           $ 11.32             207            $ 10.82
                    -------------                                       ---------------
   $ 1.04- $19.38       8,044              3.49           $  7.22           3,329            $ 6.87
                    -------------                                       ---------------
                    -------------                                       ---------------


OPTIONS GRANTED ABOVE FAIR VALUE

Substantially all options have been granted at fair market value. In 1998, 1997 and 1996, options to purchase 986,000, 2,078,000 and 420,000 shares, respectively, were granted with an exercise price in excess of the fair market value on the date of grant. The weighted-average exercise prices and the weighted-average fair values of these options were $11.04 and $2.99, respectively, in 1998, $10.88 and $4.79, respectively, in 1997 and $26.00 and $9.08, respectively, in 1996. During 1998 and 1997, the Company recorded compensation cost of $342,000 and $332,000, respectively, for stock-based compensation awards granted to consultants and one retiring executive.

1995 EMPLOYEE STOCK PURCHASE PLAN

DSPC has reserved 2,000,000 shares of common stock for issuance under the 1995 Employee Stock Purchase Plan (the "1995 Purchase Plan"). Under the 1995 Purchase Plan, eligible employees are permitted to purchase shares of common stock at the end of each six month purchase period during a two year offering period (the "Offering Period"), through payroll deductions not exceeding 10% of an employee's compensation. The price per share is equal to 85% of the fair market value of the common stock on the first day of the Offering Period or on the last day of the applicable purchase period, whichever is lower. At December 31, 1998, approximately 78,500 shares of common stock had been issued under this plan.

PRO FORMA DISCLOSURES

Pro forma information regarding net income and net income per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free rates of 4.8%, 6.4% and 5.9%; no dividend yield; volatility factors of the expected market price of the Company's common stock of .75, .75 and .65; and a weighted-average expected life of the option of approximately 2.5 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):


                                                 1998                1997                   1996
                                          -------------------------------------------------------------------
Pro forma net income                           $ 14,547            $  5,469              $ 15,194

Pro forma earnings per share:
  Basic                                        $   0.37            $   0.13              $   0.36
  Diluted                                      $   0.36            $   0.13              $   0.34

Shares used in the calculation
 of pro forma earnings per share:
  Basic                                          39,672              41,776                41,865
  Diluted                                        40,452              42,971                44,464


COMMON STOCK RESERVED FOR FUTURE ISSUANCE

As of December 31, 1998, approximately 15,105,000 shares of common stock are reserved for future issuance under the Company's stock option and stock purchase plans.

9. MERGER AND ACQUISITION ACTIVITY

On December 31, 1998, the Company acquired substantially all the assets of Isotel Research Ltd., a Canadian company that specializes in the development of call processing software and Java based products for various wireless standards, for $11,000,000 in cash. The transaction was accounted for as a purchase.

The value assigned to acquired in-process technology was determined by identifying the research projects in areas for which technological feasibility had not been achieved and assessing the date of completion of the research and development effort. The state of completion was determined by estimating the costs and time incurred to date relative to those costs and time to be incurred to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows only from the percentage of research and development efforts complete at the date of acquisition, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology projects. To determine the value of acquired developed technology, the expected future cash flows of the existing developed technologies were discounted taking into account the characteristics and applications of the product, the size of existing markets, growth rates of existing and future markets as well as the evaluation of past and anticipated product-life cycles.

An additional contingent payment of $2 million will be payable to Isotel Research Ltd. on December 31, 1999, if all three of the key employees of Isotel Research Ltd., who were employed by DSPC upon the consummation of the acquisition, remain employed with DSPC on that date, and an additional $2 million will be payable on December 31, 2000, if all of these employees are still employees of DSPC on December 31, 2000. If any of the above employees leave prior to December 31, 2000, the contingent payments will be reduced according to a predetermined formula based upon which of the employees leave and on which date they leave. The contingent payments applicable to each of the above employees will be accelerated in the event of death, disability or termination without cause of any of these persons.

Net tangible assets                             $    584
Acquired developed technology                      1,625
Acquired in-process technology                     3,800
Goodwill                                           4,991
                                         ----------------------
Total purchase price                            $ 11,000
                                         ----------------------
                                         ----------------------


In the fourth quarter of 1996, the Company incurred a charge of approximately $5,000,000 in connection with the termination of a proposed acquisition of Proxim, Inc.

The following unaudited pro forma financial summary is presented as if the operations of the Company and Isotel Research Ltd. were combined as of January 1, 1997. The unaudited pro forma combined results are not necessarily indicative of actual results that would have occurred had the purchase been consummated at this date, or of the future operations of the combined entities.


                                                   YEAR ENDED DECEMBER 31,
                                         --------------------------------------------
                                                 1998                  1997
                                         --------------------------------------------
Revenues                                      $135,874               $83,787
                                         --------------------------------------------
                                         --------------------------------------------
Net Income                                    $ 30,745               $21,710
                                         --------------------------------------------
                                         --------------------------------------------
Net Income per share :
   Basic                                        $0.77                  $0.52
                                         --------------------------------------------
                                         --------------------------------------------
   Diluted                                      $0.73                  $0.48
                                         --------------------------------------------
                                         --------------------------------------------


10. INCOME TAXES

The provision for income taxes consists of the following for the years ended December 31 (in thousands):


                                               1998                 1997               1996
                                        -------------------------------------------------------------------
Current:
 Federal                                       $    -               $  283             $  630
 State                                              -                    -                170
 Foreign                                        4,101                2,472              2,770
                                        -------------------------------------------------------------------
                                                4,101                2,755              3,570

Deferred:
 Federal                                            -                    -               (183)
 Foreign                                            -                 (121)              (279)
                                        -------------------------------------------------------------------
                                                    -                 (121)              (462)
                                        -------------------------------------------------------------------
Provision for income taxes                     $4,101               $2,634             $3,108
                                        -------------------------------------------------------------------
                                        -------------------------------------------------------------------


The tax benefits resulting from the exercise of nonqualified stock options and the disqualifying dispositions of shares acquired under the Company's incentive stock option plans were $1,617,000 in 1996. Such benefit was credited to additional paid-in capital.

Pretax income from foreign operations was $38,768,000, $23,424,000, and $24,655,000 in 1998, 1997, and 1996, respectively.

A reconciliation between the Company's effective tax rate and the United States ("U.S.") federal statutory rate of 35% is as follows (in thousands):


                                                                  DECEMBER 31,
                                        -------------------------------------------------------------------
                                                 1998                  1997                  1996
                                        --------------------------------------------------------------------
Tax at U.S. statutory rate                   $   11,716              $  8,412             $   8,700
State taxes, net of federal benefit                   -                     -                   110
Valuation of temporary differences                    -                     -                  (163)
Foreign earnings taxed at less than
 U.S. rate                                       (9,127)               (6,342)               (7,656)
Charge for acquired Israeli in-process
   technology                                     1,330                     -                     -
Unbenefited foreign losses                          612                 1,006                 1,518
Other                                              (430)                 (442)                  599
                                        --------------------------------------------------------------------
Provision for income taxes                   $    4,101              $  2,634             $   3,108
                                        --------------------------------------------------------------------
                                        --------------------------------------------------------------------
Effective Tax Rate                                 12.3%                 10.9%                 12.5%
                                        --------------------------------------------------------------------
                                        --------------------------------------------------------------------


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows at December 31 (in thousands):


                                                                    1998                  1997
                                                              ---------------------------------------------
Deferred tax assets:
  Net operating loss carryforwards                                  $ 12,860              $ 10,824
  Accruals and reserves not currently deductible                          49                   585
  Capitalized research and development                                   308                   321
  Other                                                                  103                     8
                                                              ---------------------------------------------
Total deferred tax assets                                             13,320                11,738
Valuation allowance                                                  (11,120)               (9,538)
                                                              ---------------------------------------------
Total deferred tax assets                                           $  2,200               $ 2,200
                                                              ---------------------------------------------
                                                              ---------------------------------------------


Of the valuation allowance as of December 31, 1998, $10,305,000 is related to the benefits of stock options, which will be credited to paid-in capital when realized. The valuation allowance increased by $3,914,000 in 1997.

As of December 31, 1998, the Company has U.S. federal, state and Israel net operating loss carryforwards of approximately $34,000,000, $16,200,000 and $5,300,00, respectively. The federal and state net operating loss carryforwards will expire beginning in years 2001 through 2013 if not utilized. The Israeli loss carryforwards have no expiration date, but can only be used to offset certain future Israeli subsidiary earnings. Utilization of the U.S. net operating loss carryforwards may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions.

Net undistributed earnings of the foreign subsidiaries amounted to approximately $72,000,000 at December 31, 1998. These earnings are considered to be indefinitely reinvested, and accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits) and additional Israeli corporate income and withholding taxes in the amount of approximately $26,000,000.

The Approved Enterprise status was granted according to several investment plans and will allow the Israeli subsidiaries a two to four year tax holiday on undistributed earnings and a corporate tax rate of 10% to 25% for an additional six to eight years on each of the investment plans' proportionate share of income. The benefits under these investment plans are scheduled to expire between the years 2005 and 2008.

The per share (diluted) benefit of the Israeli tax holiday was $0.22, $0.14, and $0.17 per diluted share for 1998, 1997 and 1996, respectively.

11. RELATED PARTY TRANSACTIONS

In prior years, DSP Telecom entered into technology licensing, engineering, and marketing arrangements and had transactions with DSP Group, Inc. a Delaware corporation, and its subsidiaries ("DSP Group"). DSP Group was DSP Telecom's former parent, and is primarily engaged in the development of DSP-based software for digital speech products. One of DSPC's former directors is DSP Group's chairman of the board. Pursuant to these arrangements and transactions, through 1996, the Company performed certain contract engineering, research and development, sales and marketing, and general and administrative services for, and received certain research and development, sales and marketing, and general and administrative services from DSP Group, amounting to approximately none and $64,000 in 1996. Currently, the Company has a license agreement with DSP Group, which gives DSPC rights to develop five integrated circuits using DSP Group's current generation digital signal processor technology.

In the normal course of business, DSPC provided certain officers and employees loans, which amounted to an aggregate of $299,000 and $336,000 at December 31, 1998, and 1997, respectively.

In connection with the appointment of the Chairman of the Board in October 1998, the Company sold 350,000 shares of the Company's common stock to the Chairman of the Board on October 12, 1998. The purchase price was approximately $2,341,000, or $6.6875 per share, which was the closing share price of the common stock as reported on the New York Stock Exchange on October 12, 1998. The purchase price was paid by delivery of a promissory note in the principal amount of approximately $2,341,000. The note bears interest at the rate of 6.5% per annum. Principal and interest under the note are due and payable on December 31, 2001. The note is secured by a deed of trust on certain real property owned by the Chairman of the Board.

In November 1998, the Chairman of the Board exercised options to purchase 412,500 shares of common stock. The exercise price was paid by a promissory note in the principal amount of approximately $3,233,000. The note bears interest at the rate of 6.5% per annum. Principal and interest under the note are due and payable on the earlier of December 31, 2001 or the date on which the individual sells certain shares of the Company's common stock. The note is secured by a deed of trust on certain real property and shares of common stock of the Company owned by the Chairman of the Board.

In connection with the Chief Executive Officer's ("CEO") relocation from Israel to California, in June 1998, the Company loaned $1,000,000 to the CEO, in exchange for the delivery of a promissory note in the principal amount of $1,000,000. The note bears no interest. Principal under the note is due and payable on the earlier to occur of this individual ceasing to be an employee of the Company or the sale of the CEO's home in California. The note is secured by a deed of trust on certain real property owned by the CEO.

12. GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

DSPC and its subsidiaries operate in one industry segment, principally the development and marketing of integrated circuits for the wireless communications market. Operations in Israel include research, development and sales. Operations in the U.S. include marketing and sales. The following is a summary of operations within geographic areas for the years ended December 31 (in thousands):


                                                1998               1997              1996
                                        -----------------------------------------------------------
Revenues from external customers:
  United States                               $  32,402          $  13,992         $   2,711
  Japan                                          96,647             65,553            83,771
  Others                                          2,048              1,956             2,417
                                        -----------------------------------------------------------
                                              $ 131,097          $  81,501         $  88,899
                                        -----------------------------------------------------------
                                        -----------------------------------------------------------

Long-lived assets:
  United States                               $     556          $     710
  Canada                                          6,700                  -
  Israel                                          8,685              5,799
                                        -----------------------------------------
                                              $  15,941          $   6,509
                                        -----------------------------------------
                                        -----------------------------------------



In 1998, 1997 and 1996 sales of chip sets through its distributors (two in 1998 and 1997 and one in 1996) accounted for 91%, 88% and 91% of total revenues, respectively.

13. EVENTS SUBSEQUENT TO THE AUDITORS' REPORT (UNAUDITED)

Subsequent to December 31, 1998 and through March 4, 1999, the Company repurchased 609,100 additional shares of its common stock, with an aggregate purchase price of approximately $9,036,000, pursuant to the repurchase plan described in Note 8.

                           DSP COMMUNICATIONS, INC.

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


         Col. A                   Col. B                       Col. C             Col. D            Col. E
------------------------          ------           ---------------------------  ----------         --------

                                                              Additions
                                                   ---------------------------
                                                                  Charged
                                  Balance at       Charged to     to Other                         Balance at
                                  Beginning of     Costs and      Accounts       Deductions        End of
Descriptions                      Period           Expenses       Describe       Describe          Period
------------                      ------------     ----------     --------       ---------         ------
Allowance for Doubtful
 Accounts

Years Ended:

December 31, 1996...............  $  139,000       $      --      $    --        $  (7,000)(1)     $  132,000

December 31, 1997...............  $  132,000       $      --      $    --        $(132,000)(1)     $      --

December 31, 1998...............  $      --        $  200,000     $    --        $        --       $  200,000

Warranty Reserve:

Years Ended:

December 31, 1996...............  $  807,000       $2,262,000     $    --        $        --       $3,069,000

December 31, 1997...............  $3,069,000       $  575,000     $    --        $(750,000)(2)     $2,894,000

December 31, 1998...............  $2,894,000       $  744,000     $    --        $(792,000)(2)     $2,846,000


(1) Estimated Allowance reduced as a result of a lower outstanding accounts receivable balance.

(2) Charges applied against the warranty reserve and adjustment of warranty reserve balance due to product maturity.