Form 10-Q
period 1999-03-31
DSP COMMUNICATIONS INC
filed 1999-05-14
CIK 934545

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1999

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

As of May 10, 1999, there were 39,625,404 shares of Common Stock ($.001 par value) outstanding.

                                     INDEX

                             DSP COMMUNICATIONS, INC.

                                                                          Page No.
                                                                          --------
PART I. FINANCIAL INFORMATION
---------------------------------
Item 1. Financial Statements (Unaudited)

         Condensed consolidated balance sheets-March 31, 1999
          and December 31, 1998...........................................     3

         Condensed consolidated statements of operations-quarter
          ended March 31, 1999 and 1998 ..................................     4

         Condensed consolidated statements of cash flows-quarter
          ended March 31, 1999 and 1998...................................     5

         Notes to condensed consolidated financial statements-
          March 31, 1999..................................................     6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................     8

Item 3. Quantitative and Qualitative Disclosures About Market Risk........     8

PART II. OTHER INFORMATION
-----------------------------
Item 1. Legal Proceedings.................................................    19

Item 2. Changes in Securities and Use of Proceeds.........................    19

Item 3. Defaults upon Senior Securities...................................    19

Item 4. Submission of Matters to a Vote of Security Holders...............    19

Item 5. Other Information ................................................    19

Item 6. Exhibits and Reports on Form 8-K..................................    19

SIGNATURE.................................................................    20


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                           DSP COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         (U.S. DOLLARS IN THOUSANDS)

                                                  March 31,             December 31,
                                                    1999                    1998
                                                 -----------            ------------
                                                 (Unaudited)              (Note 1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                        $    59,540            $    66,818
Short-term investments                                36,714                 27,071
Trade accounts receivable                             18,942                 29,351
Other current assets                                   5,968                  5,717
                                                 -----------             ----------
  Total current assets                               121,164                128,957

Property and equipment, net                            5,912                  5,323

Other assets                                           4,895                  5,063

Goodwill                                               5,522                  5,894
                                                 -----------             ----------
                                                 $   137,493            $   145,237
                                                 -----------             ----------
                                                 -----------             ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                 $     8,339            $    16,474
Accrued liabilities                                   15,651                 17,110
Deferred income                                          224                    285
                                                 -----------             ----------
  Total current liabilities                           24,214                 33,869

STOCKHOLDERS' EQUITY
Common stock                                              38                     38
Additional paid-in capital                            79,239                 78,777
Notes from shareholders                               (5,099)                (5,099)
Retained earnings                                     39,088                 37,624
Accumulated other comprehensive income                    13                     28
                                                 -----------             ----------
  Total stockholders' equity                         113,279                111,368
                                                 -----------             ----------
                                                 $   137,493            $   145,237
                                                 -----------             ----------
                                                 -----------             ----------


See Notes to Condensed Consolidated Financial Statements

Note 1: The balance sheet at December 31, 1998 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            DSP COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (U.S. DOLLARS AND SHARES IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                    Three                   Three
                                                 Months Ended           Months Ended
                                                   March 31,              March 31,
                                                     1999                   1998
                                                 ------------           ------------
REVENUES
Product                                          $   34,138             $   21,916
Technology development                                1,780                  1,170
                                                 ----------             ----------
  Total revenues                                     35,918                 23,086

COST OF REVENUES
Product                                              19,441                 10,634
Technology development                                  885                  1,004
                                                 ----------             ----------
  Total cost of revenues                             20,326                 11,638
                                                 ----------             ----------
Gross profit                                         15,592                 11,448

OPERATING EXPENSES
Research and development                              3,617                  2,173
Sales and marketing                                   1,546                    959
General and administrative                            2,731                  2,219
                                                 ----------             ----------
                                                      7,894                  5,351
                                                 ----------             ----------
Operating income                                      7,698                  6,097

Interest and other income, net                        1,204                  1,389
                                                 ----------             ----------
Income before provision for income taxes              8,902                  7,486

Provision for income taxes                             (979)                  (786)
                                                 ----------             ----------
Net income                                       $    7,923             $    6,700
                                                 ----------             ----------
                                                 ----------             ----------
Earnings Per Share:
  Basic                                          $     0.21              $    0.17
                                                 ----------             ----------
                                                 ----------             ----------
  Diluted                                        $     0.19              $    0.16
                                                 ----------             ----------
                                                 ----------             ----------
Shares used in computing earnings per share:
  Basic                                              38,563                 39,964
                                                 ----------             ----------
                                                 ----------             ----------
  Diluted                                            42,176                 42,587
                                                 ----------             ----------
                                                 ----------             ----------


See Notes to Condensed Consolidated Financial Statements

                             DSP COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (US DOLLARS IN THOUSANDS)
                                    (UNAUDITED)


                                                               Three                   Three
                                                            Months Ended           Months Ended
                                                              March 31,              March 31,
                                                                1999                   1998
                                                            ------------           ------------
OPERATING ACTIVITIES:
Net income for the period                                   $    7,923             $    6,700
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                                    1,176                    617
Compensation expense related to shares
  issued in a subsidiary                                            --                    150
Compensation expense related to stock options                       --                     42
Changes in operating assets and liabilities:
  Trade accounts receivable                                     10,409                    504
  Other current assets                                            (251)                 2,926
  Accounts payable                                              (8,135)                (6,551)
  Accrued liabilities                                           (1,459)                   544
  Deferred income                                                  (61)                   616
                                                            ----------             ----------
Net cash provided by operating activities                        9,602                  5,548
                                                            ----------             ----------

INVESTING ACTIVITIES:
Cash purchases of equipment                                     (1,225)                  (387)
Purchases of short term investments                            (17,658)                (8,856)
Sales of short term investments                                  8,000                 13,463
                                                            ----------             ----------
Net cash provided by (used in) investing activities            (10,883)                 4,220
                                                            ----------             ----------

FINANCING ACTIVITIES:
Repurchase of common stock                                      (9,528)               (13,870)
Issuance of common stock for cash                                3,531                    537
                                                            ----------             ----------
Net cash used in financing activities                           (5,997)               (13,333)
                                                            ----------             ----------
Decrease in cash and cash equivalents                           (7,278)                (3,565)
Cash and cash equivalents at beginning of period                66,818                 82,322
                                                            ----------             ----------
Cash and cash equivalents at end of period                  $   59,540             $   78,757
                                                            ----------             ----------
                                                            ----------             ----------


See Notes to Condensed Consolidated Financial Statements

                             DSP COMMUNICATIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DSP Communications, Inc. ("DSPC" or the "Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

2.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31 as follows (in thousands except per share data):

                                                                  1999                1998
                                                                --------            --------
Numerator for basic and diluted earnings per share -
  net income                                                    $  7,923            $  6,700
                                                                --------            --------
                                                                --------            --------
Denominator for basic earnings per share -
  weighted average shares                                         38,563              39,964
Effect of dilutive securities - employee stock options             3,613               2,623
                                                                --------            --------
Denominator for diluted earnings per share -
  adjusted weighted average shares                                42,176              42,587
                                                                --------            --------
                                                                --------            --------
Earnings per share:
  Basic                                                         $   0.21            $   0.17
                                                                --------            --------
                                                                --------            --------
  Diluted                                                       $   0.19            $   0.16
                                                                --------            --------
                                                                --------            --------


3.       SEGMENT INFORMATION

DSPC and its subsidiaries operate in one industry segment, principally the development and marketing of integrated circuits for the wireless communications market. Operations in Israel and Canada include research, development and sales. Operations in the United States include marketing and sales.

4.  COMPREHENSIVE INCOME

During the first quarter of 1999 and 1998, total comprehensive income amounted to $7,908,000 and $6,678,000, respectively. Other comprehensive income represents unrealized gains or losses on the Company's available-for-sale securities.

5.  NEW ACCOUNTING STANDARDS

Effective January 1, 1999, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed For or Obtained For Internal Use" (the "SOP"). The SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company previously expensed such costs as incurred. The adoption of the new SOP does not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

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

6.  STOCKHOLDERS' EQUITY

In 1997, the Company implemented a repurchase program pursuant to which the Company, from time to time and at management's discretion, may purchase shares of the Company's common stock, in open-market and privately negotiated transactions. Through 1998, the Company repurchased a total of 10,370,700 shares of its common stock for an aggregate purchase price of $97,000,000. During the first quarter of 1999 the Company repurchased 644,100 shares of its common stock for an aggregate purchase price of $9,528,000.

7.  LITIGATION

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

Settlement of the previously disclosed class action lawsuits was approved by the court on April 9, 1999. Under the terms of the agreement, the claims were settled for $3,000,000, which was funded by insurance proceeds. The Company believes that settlement was in the best interests of its investors and continues to deny all allegations.

8.  SUBSEQUENT EVENT

Subsequent to March 31, 1999 and through May 10, 1999, options to purchase 1,295,506 shares of the Company's common stock were exercised.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following information should be read in conjunction with the condensed consolidated interim financial statements and the notes thereto in Part I,
Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The matters addressed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, with the exception of the historical information presented, contain forward-looking statements involving risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, those set forth under the heading "Certain Factors That May Affect Future Results" following this Management's Discussion and Analysis section, and elsewhere in this report.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationships of certain items from the Company's consolidated statements of operations as a percentage of total revenues:

                                                     Quarter ended
                                                        March 31,
                                                   1999           1998
                                                 --------       --------
REVENUES
Product                                            95.0%         95.0%
Technology development                              5.0           5.0
                                                  -----         -----
  Total revenues                                  100.0         100.0

COST OF REVENUES
Product                                            54.1          46.1
Technology development                              2.5           4.3
                                                  -----         -----
  Total cost of revenues                           56.6          50.4
                                                  -----         -----
Gross profit                                       43.4          49.6

OPERATING EXPENSES
Research and development                           10.1           9.4
Sales and marketing                                 4.3           4.2
General and administrative                          7.6           9.6
                                                  -----         -----
                                                   22.0          23.2
                                                  -----         -----

Operating income                                   21.4          26.4

Interest and other income, net                      3.4           6.0
                                                  -----         -----
Income before provision for income taxes           24.8          32.4

Provision for income taxes                         (2.7)         (3.4)
                                                  -----         -----
Net Income                                         22.1%         29.0%
                                                  -----         -----
                                                  -----         -----


REVENUES

PRODUCT: Product revenues increased to $34.1 million in the first quarter of 1999 from $21.9 million in the first quarter of 1998. Product revenues consist primarily of baseband chip sets for digital cellular telephones. Revenue from product sales to customers, other than sales to distributors, are recorded when products are shipped. Sales to distributors, under agreements allowing price protection and right of return on products unsold by the distributors, are not recognized until the products are shipped by the distributors to the original equipment manufacturer ("OEM") customer.

The increase in product revenues for the three months ended March 31, 1999, as compared to the same period in 1998, was a result of stronger demand for the Company's PDC chip sets and volume sales of the Company's CDMA chip sets, which began in the second quarter of 1998.

TECHNOLOGY DEVELOPMENT: Technology development revenues increased to $1.8 million in the first quarter of 1999 from $1.2 million in the first quarter of 1998. The Company's technology development revenues fluctuate, and may continue to fluctuate, depending on the number and size of technology development agreements and the timing of related milestones and deliverables.

Technology development revenues mainly relate to contracts for development and enhancement of products for PDC, TDMA and CDMA applications, and revenues from reference design projects undertaken by the Company's subsidiary, CTP Systems.

GROSS PROFIT

Gross profit in the first quarter of 1999 was $15.6 million (43.4% of revenues) compared to $11.4 million (49.6% of revenues) in the first quarter of 1998.

The gross margins on product revenues in the first quarter of 1999 were 43.1%, as compared to 51.5% in the first quarter of 1998. The gross margins on product revenues were affected by changes in the customer and product mix from quarter to quarter, and by price pressures which are impacted by, among other factors, fluctuations in the dollar/yen rate of exchange.

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

The gross margins on technology development revenues vary from quarter to quarter depending on the number and size of technology development agreements and the timing of related milestones.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased to $3.6 million in the first quarter of 1999 from $2.2 million in the first quarter of 1998. The increase was a result of increases in the number of engineering personnel involved in research and development activities, including the addition of engineering and software personnel hired by the Company's subsidiary in Canada - Isotel Corp. ("Isotel"), as a result of the acquisition on December 31, 1998 of substantially all of the assets of Isotel Research Ltd., an OEM software company, and the amortization of developed technology purchased within the framework of the Isotel acquisition. As a percentage of total revenues, research and development expenses increased to 10.1% in the first quarter of 1999, from 9.4% in the first quarter of 1998. The Company expects that its research and development expenses will increase in the future, in absolute dollars.

SALES AND MARKETING EXPENSES

Sales and Marketing expenses increased to $1.5 million (4.3% of revenues) in the first quarter of 1999 from $1.0 million (4.2% of revenues) in the first quarter of 1998. The increase was a result of increased sales and marketing staff at the Company's headquarters in Cupertino, California, the addition of Isotel's sales and marketing staff, and increased promotion and marketing activities.

GENERAL AND ADMINISTRATIVE EXPENSES

General and Administrative expenses were $2.7 million (7.6% of revenues) in the first quarter of 1999, compared to $2.2 million (9.6% of revenues) in the first quarter of 1998. The increase in absolute dollars was a result of increased staffing levels at the facility of D.S.P.C. Technologies Ltd., an Israeli subsidiary of the Company, the addition of Isotel's administrative staff, increased facility expenses resulting from additional space that was leased by the Company's subsidiary in Israel, increased administration expenses and fees, and amortization of goodwill related to the acquisition.

INTEREST AND OTHER INCOME, NET

Interest and other income, net, includes interest and investment income, foreign currency remeasurement gains and losses and other miscellaneous expenses. Interest and other income was $1.2 million in the first quarter of 1999, as compared to $1.4 million in the first quarter of 1998.

Interest and other income, net, in the first quarter of 1999 and 1998 was generated primarily from interest and realized gains on the Company's cash and short-term investment balances, which were at an average level of approximately $95 million and $113 million, during the first quarter of 1999 and 1998, respectively.

Interest and other income fluctuates as a result of changes in the level of the Company's cash and investment balances (which was primarily caused by the repurchase of shares - see below, Liquidity and Capital Resources, and the Isotel acquisition), changes in the rate of exchange between the Japanese yen and the United States dollar and between the new Israeli shekel and the United States dollar, and fluctuations in the available interest rates applicable to the Company's deposits and short-term investments.

PROVISION FOR INCOME TAXES

The tax provisions have been favorably impacted by the benefits of the Israeli "Approved Enterprise" status. The Approved Enterprise status was granted according to investment plans and will allow the Company's Israeli subsidiaries a two to four year tax holiday on undistributed earnings, and a corporate tax rate of 10% to 25% for an additional six to eight years on each of the investment plans' proportionate share of income. The benefits under these current investment plans are scheduled to expire between the years 2005 and 2008.

As of December 31, 1998, the Company had United States federal, state, and Israeli net operating loss carryforwards of approximately $34.0 million, $16.2 million and $5.3 million, respectively. The United States federal and state net operating loss carryforwards will expire at various dates beginning in years 2001 through 2013. These loss carryforwards primarily relate to stock option deductions, the benefit of which will be credited to paid in capital when realized. The Israeli loss carryforwards have no expiration date, but can only be used to offset certain Israeli subsidiary earnings.

The Company's effective tax rate for the first quarter of 1999 was 11%, as compared to 10.5% for the first quarter of 1998. Over time, the Company's tax rate is expected to increase due to the elimination of the tax benefits awarded with the Approved Enterprise status, as well as potential increases due to rules regarding controlled foreign corporations ("CFC"). Losses incurred by the Company or any of its subsidiaries in one country generally will not be deductible by entities in other countries in the calculation of their respective local taxes. Likewise, losses generated by one Israeli entity will not offset income generated by another Israeli entity. Therefore, losses incurred by one Israeli entity or a combined loss of the U.S. entities will increase the Company's effective tax rate.

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

D.S.P.C. Technologies Ltd., DSP Telecom, DSPC Israel Ltd. and CTP Systems (collectively, the "Israeli Companies") are CFCs for United States income tax purposes. Accordingly, all or a portion of the earnings of these Israeli Companies are subject to United States taxation if, among other things, the Israeli Companies lend funds to the Company or otherwise invest in certain proscribed assets; or the Israeli Companies engage in various types of transactions defined in the Subpart F provisions of the United States Internal Revenue Code. However, if the Israeli Companies' earnings become subject to United States taxation, DSPC may be eligible to utilize its Israeli and other foreign income taxes as a credit against its United States income taxes. The Company believes that its existing plans will minimize the impact of the CFC rules for the immediate future, subject to any changes in United States tax laws that may occur. However, over time, the CFC rules may cause the Company's tax rate to increase.

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

A portion of the Company's expenses is denominated in Israeli shekels. The Company's primary expense paid in Israeli currency is Israeli-based employee salaries. In addition, the Company also has certain Israeli shekel-based liabilities and assets. As a result, fluctuations in the value of Israeli currency in comparison to the United States dollar and inflationary pressures on the Israeli shekel could affect the cost of technology development, research and development expenses and general and administrative expenses, and could have a material adverse effect on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the Company had $96.3 million of cash, cash equivalents and short-term investments, compared to $108.4 million as of March 31, 1998. The Company uses independent foundries to fabricate its baseband chip set products, minimizing its need to invest in manufacturing equipment and to develop integrated circuit fabrication processes. However, the Company relies on its independent foundries to achieve acceptable manufacturing yields and to allocate to the Company a sufficient portion of foundry capacity to meet the Company's needs. The Company to date has ordered products from its foundries primarily upon receipt of orders for chip sets from its distributors or OEM customers and has not maintained any significant inventory of its chip sets. This strategy allows the Company to avoid utilizing its capital resources for manufacturing facilities and inventory and allows the Company to focus substantially all of its resources on the design, development and marketing of its products. The Company maintains limited inventory in anticipation of orders from its distributors or OEM customers. CTP Systems manufactures its wireless PBX systems product primarily through external subcontractor assembly facilities. To date, production of wireless PBX systems has been limited and has not had a material effect on the Company's liquidity or capital resources.

The Company has financed its operations and investments in capital equipment primarily through cash provided by operations. In the first quarter of 1999, the Company repurchased 644,100 shares of its common stock in its share repurchase program, using an aggregate of approximately $9.5 million. A total of 11 million shares have been repurchased through March 31, 1999, with a total aggregate purchase price of approximately $106.5 million. Cash used to repurchase common stock was partially offset by $3.5 million received upon exercises of stock options. The Company may from time to time repurchase additional shares of its Common Stock under its share repurchase program.

The Company's operating activities provided cash of $9.6 million in the first quarter of 1999, as compared to $5.5 million in the first quarter of 1998. Net cash provided from operations in the first quarter of 1999 was comprised primarily of net income and a decrease in trade accounts receivable, less a decrease in current liabilities.

The Company's investing activities in the first quarter of 1999, other than purchases of and proceeds from sales and maturities of short-term investments, have consisted of expenditures for fixed assets, which totaled $1.2 million.

The Company, which was incorporated in November 1994, succeeded to the business of DSP Telecommunications Ltd., an Israeli company ("DSP Telecom"), pursuant to a reorganization completed upon the closing of the Company's initial public offering in March 1995 under which DSP Telecom became a wholly owned subsidiary of the Company (the "Reorganization"). In obtaining approval of the Reorganization from Israeli tax authorities, which was completed immediately before the closing of the IPO, the Company agreed to invest in activities in Israel an amount of not less than $9.0 million out of the proceeds of the IPO within three years after the IPO. In 1998, the Company received approval from the Israeli Tax Authorities for a two year extension of this requirement until March 2000. Through March 31, 1999, $7.8 million has been transferred to Israel.

As of March 31, 1999, the Company also had issued bank guarantees and letters of credit totaling $2.5 million.

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

Step one involved increasing awareness by educating and involving all appropriate levels of management regarding the need to address year 2000 issues. Step two consisted of identifying all of the Company's systems, products and relationships that may be impacted by year 2000. Step three involved determining the current state of year 2000 readiness for those areas identified in step two and prioritizing areas that need to be fixed. Step four consisted of developing a plan for those areas, including the Company's internal computers and operating systems, identified as needing correction. Step five consists of the implementation and execution of the Company's Plan and completing the steps identified to attain year 2000 readiness. The Company is currently executing step five. Based on the Company's assessment to date, it has determined that it is unlikely that it has any exposure to contingencies related to the year 2000 issue for the products that it has sold, that all of the Company's products that are currently being sold are year 2000 compliant and that the Company expects to complete implementation by the middle of 1999.

The majority of the costs associated with this effort are not incremental to the Company, but represent a reallocation of existing resources. The Company believes that modifications deemed necessary will be made on a timely basis and does not believe that the cost of such modifications will have a material effect on the Company's operating results. To date, the Company's costs related to the year 2000 issues have amounted to approximately $50,000 and the Company does not expect the aggregate amount spent on the year 2000 issue to exceed $90,000. In addition, the Company is in the process of evaluating the need for contingency plans with respect to year 2000 requirements. The necessity of any contingency plan must be evaluated on a case-by-case basis and may vary considerably in nature depending on the year 2000 issue it may address.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This Form 10-Q contains forward looking statements concerning our existing and future products, markets, expenses, revenues, liquidity, performance and cash needs as well as our plans and strategies. These forward looking statements involve risks and uncertainties and are based on current management expectations, and we are not obligated to update this information. Many factors could cause actual results and events to differ significantly from the results anticipated by us and described in these forward looking statements, including but not limited to the following risk factors.

WE RELY ON A LIMITED NUMBER OF CHIP SET PRODUCTS USED IN DIGITAL WIRELESS TELEPHONES; WE MUST MAINTAIN AND INCREASE SALES OF EACH OF OUR PRODUCTS AND DEVELOP NEXT-GENERATIONS OF OUR PRODUCTS AND THIRD GENERATION PRODUCTS TO BE SUCCESSFUL

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

         Third generation digital wireless standards are currently being proposed and developed worldwide to address the growing needs for high-capacity voice communications and high-speed data, video and multimedia applications. The Company is developing chipsets for use in Wideband CDMA and other third generation standards. If we do not succeed in timely developing and marketing third generation products that meet the new standards, our business would be materially adversely affected.

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

WE SELL TO A SMALL NUMBER OF CUSTOMERS; THE LOSS OF EITHER OF OUR
DISTRIBUTORS OR ANY OF OUR CUSTOMERS COULD HAVE ADVERSE CONSEQUENCES

We sell substantially all of our baseband chip sets for digital cellular telephones to Tomen Electronics Corp., our distributor in Japan, and to Tomen Electronics America Inc., our distributor in the United States. These distributors sell our products to a small number of cellular telephone manufacturer customers. In the first quarter of 1999, seven cellular telephone manufacturer customers accounted for substantially all of the sales of our personal digital cellular, or PDC, baseband chip sets, while two cellular telephone manufacturers accounted for all sales of our code division multiple access, or CDMA, chip sets, and two customers accounted for all sales of our time division multiple access, or TDMA, chip sets. The loss of either of our distributors or the loss of or significant reduction in the distributors' sales to any of these cellular telephone manufacturers could have a material adverse effect on our business, financial condition and results of operations.

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

THE FAILURE OF THIRD PARTIES ON WHICH WE RELY TO MANUFACTURE OUR INTEGRATED CIRCUIT PRODUCTS COULD ADVERSELY AFFECT FUTURE OPERATIONS

All of our integrated circuit products and certain of the components included in CTP Systems' products are currently made by independent third parties, and we intend to continue using independent foundries in the future. Accordingly, we are and will remain dependent on independent foundries to achieve acceptable manufacturing yields, to allocate to us a sufficient amount of foundry capacity to meet our needs and to offer us competitive pricing. Since we are a comparatively small customer of our chip set suppliers, some of these suppliers have in the past, when market shortages of integrated circuits have occurred, failed to allocate to us sufficient capacity to manufacture our chip sets upon receiving our orders. These failures have caused delays in shipments. We anticipate that if shortages of integrated circuits occur in the future, our suppliers may again be unable or unwilling to allocate sufficient capacity to us and may cause delays in shipments of our products to customers. Any failure by our independent foundries to allocate sufficient capacity to us, or any other material quality or pricing problems with our independent foundries could have a material adverse effect on our business, financial condition and results of operations.

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

Our principal research and development facilities are located in Israel, and over 80% of our employees are located in Israel, including a substantial portion of our senior management and research and development personnel. Israel's political, economic and military conditions therefore directly affect us. In addition, we pay many of our expenses in Israel with Israeli currency, and we are subject to foreign currency fluctuations and to economic pressures resulting from Israel's generally high rate of inflation. While our functional currency is the United States dollar, a portion of our expenses, including Israeli based employee salaries, are denominated in Israeli shekels. In addition, we also have certain Israeli shekel-based liabilities and assets. As a result, fluctuations in the value of Israeli currency in comparison to the United States dollar and inflationary pressures on the Israeli shekel could increase the cost of technology development, research and development expenses and general and administrative expenses. Currency fluctuations, changes in the rate of inflation in Israel or any of the other factors noted above may have a material adverse effect on our business, financial condition and results of operations.

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

OUR ACQUISITION OF ISOTEL OR OTHER COMPANIES MAY NOT BE SUCCESSFUL

In December 1998, we purchased the assets of Isotel Research, Ltd., a Canadian software developer. As with any new acquisition, our management will need to devote attention to the integration of our new Isotel subsidiary with the rest of our company, and Isotel will likely divert management resources from other areas of our operations. Our strategy in acquiring Isotel in order to include software components together with our other products may not be successful. In addition, we need continually to develop expertise in digital wireless software development and marketing, which has been a field outside our current area of focus. Although our purchase agreement with Isotel provides incentives for Isotel's management to remain with our company for the next year or more, they may leave after a limited period of time. Any of these factors could have a material adverse affect on our business and results of operations.

Our strategy continues to include obtaining additional technologies and may involve acquisitions of products, technologies or businesses from third parties. Identifying and negotiating these acquisitions may divert substantial management resources. An acquisition could use substantial cash, could require us to incur or assume debt obligations, or could involve the issuance of additional common or preferred stock. The issuance of additional stock would dilute existing stockholders and could represent an interest senior to the rights of our then outstanding common stock. An acquisition that is accounted for as a purchase could involve significant one-time, non-cash write-offs, or could involve the amortization of goodwill and other intangibles over a number of years, which would adversely affect earnings in those years. Public market analysts may view acquisitions outside the digital communications area as a diversion of our focus on digital communications. For these and other reasons, the market for our stock may react negatively to the announcement of any acquisition. As with Isotel and other acquisitions, future acquisitions will require attention from our management to integrate the acquired entity into our operations and may require us to develop expertise in fields outside our current area of focus. Management of the acquired entity may leave after the purchase. An acquired entity may have unknown liabilities, and its business may not achieve the results anticipated at the time of the acquisition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the financial position of the Company is routinely subjected to a variety of risks, including market risk associated with interest rate movements and currency rate movements on non - U.S. dollar denominated assets and liabilities, as well as collectibility of accounts receivable. The Company regularly assesses these risks and has established policies and business practices to protect against the adverse effects of these and other potential exposures. As a result, the Company does not anticipate material losses in these areas.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Settlement of the previously disclosed class action lawsuits was approved by the court on April 9, 1999. Under the terms of the agreement, the claims were settled for $3,000,000, which was funded by insurance proceeds. The Company believes that settlement was in the best interests of its investors and continues to deny all allegations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         In 1997, the Company's Board of Directors approved a share repurchase program pursuant to which the Company, from time to time and at management's discretion, was authorized to purchase up to an aggregate of eight million shares of the Company's common stock. The board has since increased the number of shares that may be repurchased under this program to 16 million shares. In the first quarter of 1999, the Company repurchased 644,100 shares for approximately $9.5 million, bringing the total number of shares repurchased in this repurchase program to 11,014,800 shares, with an aggregate purchase price of approximately $106.5 million. The Company may, from time to time, repurchase additional shares of its common stock under the repurchase program.

         Subsequent to March 31, 1999 and through May 10, 1999, options to purchase 1,295,506 shares of the Company's common stock were exercised.

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


Date:  May 11, 1999


DSP COMMUNICATIONS, INC.


By: /s/ David Aber
   -------------------------------
   David Aber, Vice President and Chief Financial Officer
   (Duly Authorized Officer and Principal Financial Officer)