Form 10-Q
period 1999-06-30
DSP COMMUNICATIONS INC
filed 1999-08-12
CIK 934545


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

             ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999
                                                 -------------

                                       or

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________


                         Commission File Number 0-25622
                                                -------

                            DSP COMMUNICATIONS , INC.
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

As of August 5, 1999, there were 41,031,847 shares of Common Stock ($.001 par value) outstanding.

                                      INDEX

                            DSP COMMUNICATIONS, INC.

                                                                                                               Page No.
                                                                                                              --------
PART I. FINANCIAL INFORMATION
---------------------------------

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets-June 30, 1999 and
         December 31, 1998........................................................................................3

         Condensed consolidated statements of operations-quarter
         ended June 30, 1999 and 1998, and six months
         ended June 30, 1999 and 1998.............................................................................4

         Condensed consolidated statements of cash flows-six months ended June 30, 1999 and 1998.............................................................................5

         Notes to condensed consolidated financial statements-
         June 30, 1999............................................................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations................................................................................8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................................20


PART II. OTHER INFORMATION
-----------------------------

Item 1. Legal Proceedings........................................................................................21

Item 2. Changes in Securities and Use of Proceeds................................................................21

Item 3. Defaults upon Senior Securities..........................................................................21

Item 4. Submission of Matters to a Vote of Security Holders......................................................21

Item 5. Other Information........................................................................................22

Item 6. Exhibits and Reports on Form 8-K.........................................................................22


SIGNATURES.......................................................................................................23

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            DSP COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (U.S. DOLLARS IN THOUSANDS)

                                                                           JUNE 30,           DECEMBER 31,
                                                                            1999                 1998
                                                                         ----------           ------------
                                                                         (Unaudited)           (Note 1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                  $  39,875            $   66,818
Short term investments                                                        87,003                27,071
Trade accounts receivable                                                     20,085                29,351
Other current assets                                                           6,469                 5,717
                                                                           ---------            ----------
  Total current assets                                                       153,432               128,957

Property and equipment, net                                                    6,012                 5,323

Other assets                                                                   4,705                 5,063

Goodwill                                                                       5,149                 5,894
                                                                           ---------            ----------
                                                                           $ 169,298            $  145,237
                                                                           ---------            ----------
                                                                           ---------            ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                           $  12,964            $   16,474
Accrued liabilities                                                           19,254                17,110
Deferred income                                                                  127                   285
                                                                           ---------            ----------
  Total current liabilities                                                   32,345                33,869

STOCKHOLDERS' EQUITY
Common stock                                                                      40                    38
Additional paid-in capital                                                    87,024                78,777
Notes from shareholders                                                       (5,099)               (5,099)
Retained earnings                                                             55,096                37,624
Accumulated other comprehensive income                                          (108)                   28
                                                                           ---------            ----------
  Total stockholders' equity                                                 136,953               111,368
                                                                           ---------            ----------
                                                                           $ 169,298            $  145,237
                                                                           ---------            ----------
                                                                           ---------            ----------


See Notes to Condensed Consolidated Financial Statements

Note 1: The balance sheet at December 31, 1998 has been derived from audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                              DSP COMMUNICATIONS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (U.S. DOLLARS AND SHARES IN THOUSANDS EXCEPT PER SHARE DATA)
                                     (UNAUDITED)


                                                      THREE                                 SIX
                                                   MONTHS ENDED                         MONTHS ENDED
                                                     JUNE 30,                             JUNE 30,
                                                1999             1998                 1999             1998
                                                ----             ----                 ----             ----
REVENUES
Product                                       $ 39,600          $ 29,566            $ 73,738         $ 51,482
Technology development                           2,274               906               4,054            2,076
                                              --------          --------            --------         --------
  Total revenues                                41,874            30,472              77,792           53,558

COST OF REVENUES
Product                                         23,124            16,202              42,565           26,836
Technology development                           1,326               517               2,211            1,521
                                              --------          --------            --------         --------
  Total cost of revenues                        24,450            16,719              44,776           28,357
                                              --------          --------            --------         --------
Gross profit                                    17,424            13,753              33,016           25,201

OPERATING EXPENSES
Research and development                         3,769             2,943               7,386            5,116
Sales and marketing                              1,554               979               3,100            1,938
General and administrative                       2,906             2,307               5,637            4,526
                                              --------          --------            --------         --------
                                                 8,229             6,229              16,123           11,580
                                              --------          --------            --------         --------

Operating income                                 9,195             7,524              16,893           13,621

Interest and other income, net                   1,534             1,568               2,738            2,957
                                              --------          --------            --------         --------

Income before provision
  for income taxes                              10,729             9,092              19,631          16,578

Provision for income taxes                      (1,180)             (954)             (2,159)         (1,740)
                                              --------          --------            --------        --------

Net income                                    $  9,549          $  8,138            $ 17,472        $ 14,838
                                              --------          --------            --------        --------
                                              --------          --------            --------        --------
Earnings per share:
  Basic                                       $   0.24          $   0.20            $   0.44        $   0.37
                                              --------          --------            --------        --------
                                              --------          --------            --------        --------
  Diluted                                     $   0.22          $   0.19             $  0.40        $   0.35
                                              --------          --------            --------        --------
                                              --------          --------            --------        --------

Shares used in computing earnings per share:
  Basic                                         39,563            40,351              39,506          40,281
                                              --------          --------            --------        --------
                                              --------          --------            --------        --------
  Diluted                                       43,905            42,629              43,770          42,744
                                              --------          --------            --------        --------
                                              --------          --------            --------        --------


See Notes to Condensed Consolidated Financial Statements.

                            DSP COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (US DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                           SIX                   SIX
                                                                       MONTHS ENDED          MONTHS ENDED
                                                                        JUNE 30,              JUNE 30,
                                                                           1999                  1998
                                                                       ------------          ------------
OPERATING ACTIVITIES:
Net income for the period                                                $ 17,472              $ 14,838
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                                               1,207                 1,273
Compensation expense related to shares issued in a subsidiar                   --                   150
Compensation expense related to stock options                                  --                    42
Changes in operating assets and liabilities:
  Trade accounts receivable                                                 9,266                (4,855)
  Other current assets                                                       (752)                2,155
  Other assets                                                              1,187                    --
  Accounts payable                                                         (3,510)               (1,301)
  Accrued liabilities                                                       2,144                 2,243
  Deferred income                                                            (158)                 (185)
                                                                         --------              --------

Net cash provided by operating activities                                  26,856                14,350
                                                                         --------              --------

INVESTING ACTIVITIES:
Cash purchases of equipment                                                (1,980)               (1,467)
Purchases of short-term investments                                       (92,488)              (25,563)
Sales and maturities of short-term investments                             32,556                19,792
                                                                         --------              --------

Net cash used in investing activities                                     (61,912)               (7,238)
                                                                         --------              --------

FINANCING ACTIVITIES:
Repurchase of common stock                                                 (9,527)              (19,982)
Issuance of common stock for cash                                          17,640                 8,895
                                                                         --------              --------

Net cash provided by (used in) financing activities                         8,113               (11,087)
                                                                         --------              --------

Decrease in cash and cash equivalents                                     (26,943)               (3,965)
Cash and cash equivalents at beginning of period                           66,818                82,322
                                                                         --------              --------
Cash and cash equivalents at end of period                               $ 39,875              $ 78,357
                                                                         --------              --------
                                                                         --------              --------

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

2.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30 as follows (in thousands except per share data):

                                                                            THREE                            SIX
                                                                         MONTHS ENDED                    MONTHS ENDED
                                                                            JUNE 30,                        JUNE 30,
                                                                        1999           1998            1999            1998
                                                                        ----           ----            ----            ----
Numerator for basic and diluted earnings per share -
  net income                                                           $ 9,549        $ 8,138        $ 17,472         $ 14,838
                                                                       -------        -------        --------         --------
                                                                       -------        -------        --------         --------
Denominator for basic earnings per share -
  weighted average shares                                               39,563         40,351          39,506           40,281
Effect of dilutive securities - employee stock options                   4,342          2,278           4,264            2,463
                                                                       -------        -------        --------         --------
Denominator for diluted earnings per share -
  adjusted weighted average shares                                      43,905         42,629          43,770           42,744
                                                                       -------        -------        --------         --------
                                                                       -------        -------        --------         --------
Earnings per share:
  Basic                                                                $  0.24        $  0.20         $  0.44          $  0.37
                                                                       -------        -------        --------         --------
                                                                       -------        -------        --------         --------
  Diluted                                                              $  0.22        $  0.19         $  0.40          $  0.35
                                                                       -------        -------        --------         --------
                                                                       -------        -------        --------         --------
Potentially dilutive securities excluded from
 computations as the effect would be antidilutive                        6,484            551           7,569              491
                                                                       -------        -------        --------         --------
                                                                       -------        -------        --------         --------

3.  SEGMENT INFORMATION

DSPC and its subsidiaries operate in one industry segment, principally the development and marketing of integrated circuits for the wireless communications market. Operations in Israel and Canada include research, development and sales. Operations in the United States include marketing and sales.


4.  COMPREHENSIVE INCOME


During the second quarter of 1999 and 1998, total comprehensive income was $9,428,000 and $8,117,000, respectively. For the first six months of 1999 and 1998, total comprehensive income amounted to $17,336,000 and $14,795,000, respectively. Other comprehensive income represents unrealized gains or losses on the Company's available-for-sale securities.

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

In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133." This Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The rule now will apply to fiscal years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, the Company does not anticipate that the adoption of SFAS 133 will have a significant effect on the Company's consolidated results of operations or financial position.


6.   STOCKHOLDERS' EQUITY

During the first six months of 1999 the Company repurchased 644,100 shares of its common stock for $9,527,000. In addition, during the first six months of 1999, options to purchase 2,731,000 shares of the Company's common stock were exercised for total proceeds of $17,777,000.


7.   ISRAELI GOVERNMENT RESEARCH GRANTS

The Company is participating in programs sponsored by the Israeli Government for the support of research and development activities. The Company has obtained approval for grants from the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade (the "Chief Scientist") totaling approximately $2,100,000, of which, in the second quarter of 1999, $540,000 has been accrued (included in other current assets). The terms of the grants from the Chief Scientist prohibit the transfer of technology developed pursuant to the terms of these grants to any person, without the prior written consent of the Chief Scientist. The grant is repayable to the Chief Scientist, at the rate of 4% of the sales of products developed out of the projects funded, up to an amount equal to 100% of the grant received.

8.   LITIGATION

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

RESULTS OF OPERATIONS

The following table sets forth the percentage relationships of certain items from the Company's consolidated statements of operations as a percentage of total revenues:


                                                    THREE                              SIX
                                                 MONTHS ENDED                      MONTHS ENDED
                                                   JUNE 30,                          JUNE 30,
                                              1999             1998             1999            1998
                                              ----             ----             ----            ----
REVENUES
Product                                       94.6 %           97.0 %           94.8 %           96.1 %
Technology development                         5.4              3.0              5.2              3.9
                                             -----            -----            -----           ------
  Total revenues                             100.0            100.0            100.0            100.0


COST OF REVENUES
Product                                       55.2             53.2             54.7             50.1
Technology development                         3.2              1.7              2.9              2.8
                                             -----            -----            -----            -----
  Total cost of revenues                      58.4             54.9             57.6             52.9
                                             -----            -----            -----            -----

Gross profit                                  41.6             45.1             42.4             47.1

OPERATING EXPENSES
Research and development, net                  9.0              9.7              9.5              9.6
Sales and marketing                            3.7              3.2              4.0              3.6
General and administrative                     6.9              7.5              7.2              8.5
                                             -----            -----            -----            -----
                                              19.6             20.4             20.7             21.7
                                             -----            -----            -----            -----

Operating income                              22.0             24.7             21.7             25.4

Interest and other income, net                 3.7              5.1              3.5              5.6
                                             -----            -----            -----            -----

Income before provision for income taxes      25.7             29.8             25.2             31.0

Provision for income taxes                    (2.8)            (3.1)            (2.8)            (3.3)
                                             -----            -----            -----            -----
Net income                                    22.9 %           26.7 %           22.4 %           27.7 %
                                             -----            -----            -----            -----
                                             -----            -----            -----            -----

REVENUES

PRODUCT: Product revenues increased to $39.6 million in the second quarter of 1999 from $29.6 million in the second quarter of 1998 and to $73.7 million in the six months ended June 30, 1999 from $51.5 million in the first six months of 1998. Product revenues consist primarily of baseband chip sets for digital cellular telephones. Revenues from sales to distributors are recognized at the time the products are shipped by the distributor to the original equipment manufacturer ("OEM") customer.

The increase in product revenues for the three months and six months ended June 30, 1999 as compared to the same periods in 1998, was a result of stronger demand for the Company's PDC chip sets and volume sales of the Company's CDMA chip sets, which began in the second quarter of 1998.

TECHNOLOGY DEVELOPMENT: Technology development revenues increased to $2.3 million in the second quarter of 1999 from $906,000 in the second quarter of 1998 and to $4.1 million in the six months ended June 30, 1999 from $2.1 million in the first six months of 1998. The Company's technology development revenues fluctuate, and may continue to fluctuate, depending on the number and size of technology development agreements and the timing of related milestones and deliverables.

Technology development revenues mainly relate to contracts for development and enhancement of products for PDC, TDMA and CDMA applications, and revenues from reference design projects undertaken by the Company's subsidiary, CTP Systems.

GROSS PROFIT

Gross profit in the second quarter of 1999 was $17.4 million (41.6% of revenues) compared to $13.8 million (45.1% of revenues) in the second quarter of 1998. Gross profit in the first half of 1999 was $33.0 million (42.4% of revenues), as compared to $25.2 million (47.1% of revenues) in the first half of 1998.

The gross margins on product revenues in the second quarter of 1999 were 41.6%, as compared to 45.2% in the second quarter of 1998. Gross margins on product revenues in the first half of 1999 were 42.3%, as compared to 47.9% in the first half of 1998. The gross margins on product revenues were affected by changes in the customer and product mix from quarter to quarter, and by price pressures which are impacted by, among other factors, fluctuations in the dollar/yen rate of exchange.

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

In connection with its license agreement for CDMA, the Company has agreed to pay royalties based on specified rates. The Company initiated payment of these royalties in 1998 upon commencement of sales of its CDMA products. Royalty expenses in the first six months of 1999 amounted to $947,000.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased to $3.8 million in the second quarter of 1999 from $2.9 million in the second quarter of 1998 and to $7.4 million in the first half of 1999 from $5.1 million in the first half of 1998. The increases were a result of increases in the number of engineering personnel involved in research and development activities, including the addition of engineering and software personnel hired by the Company's subsidiary in Canada, Isotel Corp. ("Isotel"), as a result of the acquisition on December 31, 1998 of substantially all of the assets of Isotel Research Ltd., an OEM software company, and the amortization of developed technology purchased within the framework of the Isotel acquisition (the "Isotel acquisition"). As a percentage of total revenues, research and development expenses decreased to 9.0% in the second quarter of 1999, from 9.7% in the second quarter of 1998, mainly as a result of the increase in revenues, and to 9.5% in the first half of 1999 from 9.6% in the first half of 1998. The Company expects that its research and development expenses will increase in the future.

The Company is participating in programs sponsored by the Israeli Government for the support of research and development activities. The Company has obtained approval for grants from the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade (the "Chief Scientist") totaling approximately $2,100,000, of which, in the second quarter of 1999, $540,000 has been accrued (included in other current assets). The terms of the grants from the Chief Scientist prohibit the transfer of technology developed pursuant to the terms of these grants to any person, without the prior written consent of the Chief Scientist. The grant is repayable to the Chief Scientist, at the rate of 4% of the sales of products developed out of the projects funded, up to an amount equal to 100% of the grant received.


SALES AND MARKETING EXPENSES

Sales and marketing expenses increased to $1.6 million (3.7% of revenues) in the second quarter of 1999 from $1.0 million (3.2% of revenues) in the second quarter of 1998 and to $3.1 million (4.0% of revenues) in the first half of 1999 from $1.9 million (3.6% of revenues) in the first half of 1998. The increase was a result of increased sales and marketing staff at the Company's headquarters in Cupertino, California, the addition of Isotel's sales and marketing staff, and increased promotion and marketing activities. The Company expects that its sales and marketing expenses will increase, in absolute dollars.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased to $2.9 million (6.9% of revenues) in the second quarter of 1999 as compared to $2.3 million (7.5% of revenues) in the second quarter of 1998 and $5.6 million (7.2% of revenues) in the first half of 1999 as compared to $4.5 million (8.5% of revenues) in the first half of 1998. The increase in absolute dollars was a result of increased staffing levels at the facility of DSPC Technologies Ltd., an Israeli subsidiary of the Company, the addition of Isotel's administrative staff, increased facility expenses resulting from additional space that was leased by the Company's subsidiary in Israel, increased administration expenses and fees, and amortization of goodwill related to the Isotel acquisition.

INTEREST AND OTHER INCOME, NET

Interest and other income, net, includes interest and investment income, foreign currency remeasurement gains and losses and other miscellaneous expenses. Interest and other income decreased marginally to $1.5 million in the second quarter of 1999 from $1.6 million in the second quarter of 1998 and to $2.7 million in the first half of 1999 from $3.0 million in the first half of 1998.

Interest and other income, net, in the first six months of 1999 and 1998 was generated primarily from interest and realized gains on the Company's cash and short-term investment balances, which were at an average level of approximately $110 million and $118 million, during the first six months of 1999 and 1998, respectively.

Interest and other income fluctuates as a result of changes in the level of the Company's cash and investment balances, which was primarily caused by the repurchase of shares (see below, Liquidity and Capital Resources) and the Isotel acquisition; changes in the rate of exchange between the Japanese yen and the United States dollar and between the new Israeli shekel and the United States dollar; and fluctuations in the available interest rates applicable to the Company's deposits and short-term investments.

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

The Company's effective tax rate was 11% for the first half of 1999 compared to10.5% for the first half of 1998. Over time, the Company's tax rate is expected to increase due to elimination of the tax benefits awarded with Approved Enterprise status, as well as potential increases due to rules regarding controlled foreign corporations ("CFC"). Losses incurred by the Company or any of its subsidiaries in one country generally will not be deductible by entities in other countries in the calculation of their respective local taxes. Likewise, losses incurred by one Israeli entity or a combined loss of the U.S. entities will increase the Company's effective tax rate.

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

DSPC Technologies Ltd., DSP Telecom Ltd., DSPC Israel Ltd. and CTP Systems Ltd. (collectively, the "Israeli Companies") are CFCs for United States income tax purposes. Accordingly, all or a portion of the earnings of these Israeli Companies are subject to United States taxation if, among other things, the Israeli Companies lend funds to the Company or otherwise invest in certain proscribed assets; or the Israeli Companies engage in various types of transactions defined in the Subpart F provisions of the United States Internal Revenue Code. However, if the Israeli Companies' earnings become subject to United States taxation, DSPC may be eligible to utilize its Israeli and other foreign income taxes as a credit against its United States income taxes. The Company believes that its existing plans will minimize the impact of the CFC rules for the immediate future, subject to any changes in United States tax laws that may occur. However, over time, the CFC rules may cause the Company's tax rate to increase.

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

While most of the Company's revenues and costs are denominated in United States dollars, a material portion of the sales prices for certain products sold by the Company, and a material portion of the purchase prices for certain components purchased by the Company, are quoted in, or linked to, yen-based prices. Therefore, fluctuations in the exchange rate of the yen in relation to the United States dollar could have a material adverse effect on the Company's results of operations and financial condition.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the Company had $126.9 million of cash, cash equivalents and short-term investments, compared to $118.4 million as of June 30, 1998. The Company uses independent foundries to fabricate its baseband chip set products, minimizing its need to invest in manufacturing equipment and to develop integrated circuit fabrication processes. However, the Company relies on its independent foundries to achieve acceptable manufacturing yields and to allocate to the Company a sufficient portion of foundry capacity to meet the Company's needs. The Company to date has ordered products from its foundries primarily upon receipt of orders for chip sets from its distributors or OEM customers and has not maintained any significant inventory of its chip sets. This strategy allows the Company to avoid utilizing its capital resources for manufacturing facilities and inventory and allows the Company to focus substantially all of its resources on the design, development and marketing of its products. The Company maintains limited inventory in anticipation of orders from its distributors or OEM customers. CTP Systems manufactures its wireless PBX systems product primarily through external subcontractor assembly facilities. To date, production of wireless PBX systems has been limited and has not had a material effect on the Company's liquidity or capital resources.

The Company has financed its operations and investments in capital equipment primarily through cash provided by operations. During the first six months of 1999, the Company repurchased 644,100 shares of its common stock in its share repurchase program, using an aggregate of approximately $9.5 million. A total of approximately 11 million shares have been repurchased through June 30, 1999, with a total aggregate purchase price of approximately $106.5 million. The Company may from time to time repurchase additional shares of its Common Stock under its share repurchase program.

During the first six months of 1999, options to purchase 2,731,000 shares of the Company's common stock were exercised for total proceeds of $17,777,000

The Company's operating activities provided cash of $26.9 million in the first six months of 1999, as compared to $11.1 million in the first six months of 1998. Net cash provided from operations in the first six months of 1999 was comprised primarily of net income and a decrease in trade accounts receivable, less a decrease in current liabilities.

The Company's investing activities in the first six months of 1999, other than purchases of and proceeds from sales and maturities of short-term investments, have consisted of expenditures for fixed assets, which totaled $2.0 million.

As of June 30, 1999, the Company also had issued bank guarantees and letters of credit totaling $2.7 million.

While operating activities may provide cash in certain periods, to the extent the Company may experience growth in the future, the Company anticipates that its operating and investing activities may use cash and consequently, such growth may require the Company to obtain additional sources of financing. The Company may also from time to time consider the acquisition of complementary businesses, projects or technologies which may require additional financing or require the use of a significant portion of its existing cash, although the Company has no present understandings, commitments or agreements with respect to any such transaction.

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

The Company is implementing its year 2000 plan (the "Plan") which is designed to cover all of the Company's activities. The Plan, which has executive sponsorship, is reviewed regularly by senior management and includes the evaluation of both information technology ("IT") and non-IT systems, and consists of five steps.

Step one involved increasing awareness by educating and involving all appropriate levels of management regarding the need to address year 2000 issues. Step two consisted of identifying all of the Company's systems, products and relationships that may be impacted by year 2000. Step three involved determining the current state of year 2000 readiness for those areas identified in step two and prioritizing areas that need to be fixed. Step four consisted of developing a plan for those areas, including the Company's internal computers and operating systems, identified as needing correction. Step five consists of the implementation and execution of the Company's Plan and completing the steps identified to attain year 2000 readiness. The Company is in the final stages of completing step five. Based on the Company's assessment to date, it has determined that it is unlikely that it has any exposure related to the year 2000 issue with respect to the Company's systems and products.

The majority of the costs associated with this effort are not incremental to the Company, but represent a reallocation of existing resources. The Company believes that modifications deemed necessary will be made on a timely basis and does not believe that the cost of such modifications will have a material effect on the Company's operating results. To date, the Company's costs related to the year 2000 issues have amounted to approximately $60,000 and the Company does not expect the aggregate amount spent on the year 2000 issue to exceed $90,000. In addition, the Company is in the process of evaluating the need for contingency plans with respect to year 2000 requirements. The necessity of any contingency plan must be evaluated on a case-by-case basis and may vary considerably in nature depending on the year 2000 issue it may address.

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

WE SELL TO A SMALL NUMBER OF CUSTOMERS; THE LOSS OF EITHER OF OUR DISTRIBUTORS OR ANY OF OUR CUSTOMERS COULD HAVE ADVERSE CONSEQUENCES

We sell substantially all of our baseband chip sets for digital cellular telephones to Tomen Electronics Corp., our distributor in Japan, and to Tomen Electronics America Inc., our distributor in the United States. These distributors sell our products to a small number of cellular telephone manufacturer customers. In the first six months of 1999, seven cellular telephone manufacturer customers accounted for substantially all of the sales of our personal digital cellular, or PDC, baseband chip sets, while two cellular telephone manufacturers accounted for all sales of our code division multiple access, or CDMA, chip sets, and two customers accounted for all sales of our time division multiple access, or TDMA, chip sets. The loss of either of our distributors or the loss of or significant reduction in the distributors' sales to any of these cellular telephone manufacturers could have a material adverse effect on our business, financial condition and results of operations.

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

RISK OF INCREASED INCOME TAXES IN ISRAEL AND THE UNITED STATES

DSPC Technologies Ltd. and CTP Systems, two of our Israeli subsidiaries, operate as "Approved Enterprises" under Israel's Law for the Encouragement of Capital Investments, 1959. An Approved Enterprise is eligible for significant income tax rate reductions for several years following the first year in which it has income subject to taxation in Israel, after consideration of tax losses carried forward. This favorable tax treatment may not continue, and any change in this tax treatment could have a material adverse effect on our net income and results of operations. We are not currently aware of any circumstances that might cause us to lose our favorable tax treatment. If Israel's tax incentives or rates applicable to DSPC Technologies or CTP Systems are rescinded or changed, their income taxes could increase and their results of operations and cash flow would be adversely affected. In addition, our income tax rate would increase if any of the earnings of our Israeli subsidiaries were to become subject to United
States federal and state income tax as a result of actual or deemed dividends or through operation of United States tax rules applicable to "controlled foreign corporations."

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          As previously disclosed in the Company's quarterly report on Form 10-Q for the period ended March 31, 1999, settlement of the previously disclosed class action lawsuits was approved by the court on April 9, 1999. Under the terms of the agreement, the claims were settled for $3,000,000, which was funded by insurance proceeds. The Company believes that settlement was in the best interests of its investors and continues to deny all allegations.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES


          None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company's annual meeting of stockholders was held on May 11, 1999. At the annual meeting, the following matters were voted upon and approved by the stockholders:

1. The election of two (2) Class I directors to serve for a three-year term until the 2002 Annual Meeting of Stockholders. The results of the voting were as follows:


a.       Avraham Fischer

Number of shares voted FOR                   35,989,064
Number of shares WITHHOLDING AUTHORITY          388,923

b.       Andrew Schonzeit

Number of shares voted FOR                   36,090,934
Number of shares WITHHOLDING AUTHORITY          287,053

2. Ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 1999. The results of the voting were as follows:

Number of shares voted FOR                   36,333,116
Number of shares voted AGAINST                   15,048
Number of shares ABSTAINING                      29,823
Number of Broker Non-Votes                          -0-

ITEM 5.  OTHER INFORMATION

         On June 1, 1999, David Gilo, the Company's Chairman of the Board, was appointed as Chief Executive Officer of the Company, replacing Joseph Perl in that capacity. Dr. Perl resigned as Chief Executive Officer, President and as a Director of the Company, and he will continue to serve as an employee of the Company, acting as an advisor to Mr. Gilo.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         10.32 Amendment to Employment Agreement, dated as of June 1, 1999, and between DSP Telecom, Inc. and Joseph Perl.

         10.33 Employment Agreement, dated as of July 15, 1999, between DSP Telecom, Inc., and Shmuel Arditi.

         27.1     Financial Data Schedule

        (b)       Reports on Form 8-K

                  None.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 10, 1999


DSP COMMUNICATIONS, INC.


By: /s/ David Aber
    --------------------
    David Aber, Senior Vice President and
    Chief Financial Officer
    (Duly Authorized Officer and Principal Financial Officer)