Form 10-Q
period 1999-09-30
DSP COMMUNICATIONS INC
filed 1999-11-15
CIK 934545

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

             ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended SEPTEMBER 30, 1999

                                       or

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________


                         Commission File Number 0-25622

                            DSP COMMUNICATIONS , INC.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


As of November 9, 1999, there were 40,461,426 shares of Common Stock ($.001 par value) outstanding.

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

         Condensed consolidated balance sheets-September 30, 1999
           and December 31, 1998...................................................................3

         Condensed consolidated statements of operations-quarter
          ended September 30, 1999 and 1998, and nine months
          ended September 30, 1999 and 1998........................................................4

          Condensed consolidated statements of cash flows-nine months ended September 30, 1999 and 1998........................................................5

          Notes to condensed consolidated financial statements-
          September 30, 1999.......................................................................6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations.................................................................9

Item 3. Quantitative and Qualitative Disclosures About Market Risk.................................21


PART II. OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings..........................................................................22

Item 2. Changes in Securities and Use of Proceeds..................................................22

Item 3. Defaults upon Senior Securities............................................................22

Item 4. Submission of Matters to a Vote of Security Holders........................................23
 .
Item 5. Other Information..........................................................................23

Item 6. Exhibits and Reports on Form 8-K...........................................................23



SIGNATURES.........................................................................................25

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            DSP COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (U.S. DOLLARS IN THOUSANDS)

                                                                     September 30,         December 31,
                                                                          1999                 1998
                                                                        -------               -------
                                                                      (Unaudited)            (Note 1)
Assets
Current Assets
Cash and cash equivalents                                                    $30,719               $66,818
Short term investments                                                        95,429                27,071
Trade accounts receivable                                                     26,192                29,351
Other current assets                                                           8,108                 5,717
                                                                             -------               -------
  Total current assets                                                       160,448               128,957

Property and equipment, net                                                    6,653                 5,323

Other assets                                                                   4,973                 5,063

Goodwill                                                                       4,777                 5,894
                                                                             -------               -------
                                                                            $176,851              $145,237
                                                                              ======                ======

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable                                                             $13,791               $16,474
Accrued liabilities                                                           15,178                17,110
Deferred income                                                                   57                   285
                                                                             -------               -------
  Total current liabilities                                                   29,026                33,869


Stockholders' Equity
Common stock                                                                      40                    38
Additional paid-in capital                                                    87,521                78,777
Notes from stockholders                                                      (5,099)               (5,099)
Retained earnings                                                             65,474                37,624
Accumulated other comprehensive income                                         (111)                    28
                                                                             -------               -------
  Total stockholders' equity                                                 147,825               111,368
                                                                             -------               -------
                                                                            $176,851              $145,237
                                                                              ======                ======



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

                            DSP COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (U.S. DOLLARS AND SHARES IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                      Three                                 Nine
                                                   Months Ended                         Months Ended
                                                  September 30,                        September 30,
                                               --------------------------           -------------------------
                                                1999               1998               1999              1998
                                               -------            -------           --------          -------
Revenues
Product                                        $39,361            $34,040           $113,099          $85,522
Technology development                           1,812                822              5,866            2,898
                                               -------            -------           --------          -------
  Total revenues                                41,173             34,862            118,965           88,420

Cost of Revenues
Product                                         22,136             19,701             64,701           46,537
Technology development                           1,652                565              3,863            2,086
                                               -------            -------           --------          -------
  Total cost of revenues                        23,788             20,266             68,564           48,623
                                               -------            -------           --------          -------
Gross profit                                    17,385             14,596             50,401           39,797


Operating Expenses
Research and development, net                    4,892              3,214             12,278            8,330
Sales and marketing                              1,601              1,057              4,701            2,995
General and administrative                       3,189              2,122              8,826            6,648
                                               -------            -------           --------          -------
                                                 9,682              6,393             25,805           17,973
                                               -------            -------           --------          -------
Operating income                                 7,703              8,203             24,596           21,824

Interest and other income, net                   1,963              1,710              4,701            4,667
                                               -------            -------           --------          -------
Income before provision
  for income taxes                               9,666              9,913             29,297           26,491


Benefit (provision) for income taxes               712            (1,174)            (1,447)          (2,914)
                                               -------            -------           --------          -------
Net income                                     $10,378             $8,739            $27,850          $23,577
                                                 =====              =====              =====            =====
Earnings per share:
  Basic                                          $0.26              $0.22              $0.70            $0.59
                                                 =====              =====              =====            =====
  Diluted                                        $0.24              $0.21              $0.63            $0.56
                                                 =====              =====              =====            =====
Shares used in computing earnings per share:
  Basic                                         40,375             40,276             40,017           40,200
                                                 =====              =====              =====            =====
  Diluted                                       44,007             41,787             44,073           42,353
                                                 =====              =====              =====            =====


See Notes to Condensed Consolidated Financial Statements.

                            DSP COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (US DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                              Nine                  Nine
                                                                          Months Ended          Months Ended
                                                                         September 30,         September 30,
                                                                              1999                  1998
                                                                         -------------         ---------------
Operating Activities:
Net income for the period                                                     $27,850               $23,577
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                                                   3,786                 1,976
Compensation expense related to shares issued in a subsidiary                      --                   290
Compensation expense related to stock options                                      --                    42
Changes in operating assets and liabilities:
  Trade accounts receivable                                                     3,159               (9,197)
  Other current assets                                                        (2,391)                   662
  Other assets                                                                  (600)                    --
  Accounts payable                                                            (2,683)                 2,045
  Accrued liabilities                                                         (1,932)                 4,887
  Deferred income                                                               (228)                   652
                                                                              -------               -------
Net cash provided by operating activities                                      26,961                24,934
                                                                              -------               -------
Investing Activities:
Cash purchases of equipment                                                   (3,309)               (1,833)
Purchases of short-term investments                                         (114,263)              (38,188)
Sales and maturities of short-term investments                                 45,766                28,368
                                                                              -------               -------
Net cash used in investing activities                                        (71,806)              (11,653)
                                                                              -------               -------
Financing Activities:
Repurchase of common stock                                                    (9,528)              (34,734)
Issuance of common stock for cash                                              18,274                 9,213
                                                                              -------               -------
Net cash used in financing activities                                           8,746              (25,521)
                                                                              -------               -------
Decrease in cash and cash equivalents                                        (36,099)              (12,240)
Cash and cash equivalents at beginning of period                               66,818                82,322
                                                                              -------               -------
Cash and cash equivalents at end of period                                    $30,719               $70,082
                                                                                =====                 =====

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

2.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30 as follows (in thousands except per share data):

                                                                                Three                           Nine
                                                                            Months Ended                    Months Ended
                                                                             September 30,                   September 30,
                                                                         1999           1998            1999            1998
                                                                       -------         ------         -------          -------
Numerator for basic and diluted earnings per share -
  net income                                                           $10,378         $8,739         $27,850          $23,577
                                                                       =======        =======         =======          =======
Denominator for basic earnings per share -
  weighted average shares                                               40,375         40,276          40,017           40,200
Effect of dilutive securities - employee stock options                   3,632          1,511           4,056            2,153
                                                                       -------         ------         -------          -------
Denominator for diluted earnings per share -
  adjusted weighted average shares                                      44,007         41,787          44,073           42,353
                                                                       =======        =======         =======          =======
Earnings per share:
  Basic                                                                  $0.26          $0.22           $0.70            $0.59
                                                                       =======        =======         =======          =======
  Diluted                                                                $0.24          $0.21           $0.63            $0.56
                                                                       =======        =======         =======          =======
Potentially dilutive securities excluded from
 computations as the effect would be antidilutive                          733            917             265              735
                                                                       =======        =======         =======          =======


3.   SEGMENT INFORMATION

DSPC and its subsidiaries operate in one industry segment, principally the development and marketing of integrated circuits for the wireless communications market. Operations in Israel and Canada include research, development and sales. Operations in the United States include marketing and sales.

4.  COMPREHENSIVE INCOME

During the third quarter of 1999 and 1998, total comprehensive income was $10,375,000 and $8,882,000 respectively.

For the first nine months of 1999 and 1998, total comprehensive income amounted to $27,711,000 and $23,677,000, respectively. Other comprehensive income represents unrealized gains or losses on the Company's available-for-sale securities.


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

In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133." This Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Investments and Hedging Activities." The rule now will apply to fiscal years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, the Company does not anticipate that the adoption of SFAS 133 will have a significant effect on the Company's consolidated results of operations or financial position.


6.  STOCKHOLDERS' EQUITY

During the first nine months of 1999 the Company repurchased 644,100 shares of its common stock for $9,528,000. In addition, during the first nine months of 1999, options to purchase 2,793,000 shares of the Company's common stock were exercised for total proceeds of $18,274,000.


7.   BENEFIT (PROVISION) FOR INCOME TAXES

The third quarter of 1999 results reflect a benefit for income taxes resulting from the final tax assessments for the Company's main operating Israeli subsidiary for prior years, up to and including the 1998 tax year, and the reduction of the Company's effective tax rate for fiscal 1999 from 11% to 8%.


8.  ISRAELI GOVERNMENT RESEARCH GRANTS

The Company is participating in programs sponsored by the Israeli Government for the support of research and development activities. The Company has obtained approval for grants from the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade (the "Chief Scientist") totaling approximately $2,100,000, of which in the third quarter of 1999, $654,000 has been accrued (included in other current assets) and in the first nine months of 1999, $1,194,000 has been accrued. The terms of the grants from the Chief Scientist prohibit the transfer of technology developed pursuant to the terms of these grants to any person, without the prior written consent of the Chief Scientist. The grant is repayable to the Chief Scientist, at the rate of 4% of the sales of the products developed out of the projects funded, up to an amount equal to 100% of the grant received.

9.  LITIGATION

On May 12, 1997, a class action lawsuit was filed against the Company and several of its officers and directors in the Superior Court of the State of California, County of Santa Clara. A second identical lawsuit was filed on May 22, 1997. The complaints, which were consolidated, alleged that the Company and certain of its officers and directors violated California securities laws in connection with certain statements allegedly made during the first quarter of 1997, and sought damages in an unspecified amount, interest, attorneys' fees, other costs and other equitable and injunctive relief. On February 26, 1998, two of the plaintiffs in the state action filed a similar complaint in the U.S. District Court for the Northern District of California. The complaint made the same allegations as the complaint filed in state court, but charged violations of federal securities laws.

Settlement of the previously disclosed class action lawsuit was approved by the Court on April 9, 1999. Under the terms of the agreement, the claims were settled for $3,000,000, which was funded by insurance proceeds. The Company believes that settlement was in the best interests of its investors and continues to deny all allegations.

10.  SUBSEQUENT EVENTS

On October 13, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Intel Corporation ("Intel") and CWC Acquisition Corporation, Intel's direct, wholly owned subsidiary ("Purchaser"), pursuant to which Purchaser, on October 20, 1999, commenced a tender offer (the "Offer") to purchase all of the outstanding shares of common stock, par value $0.001 per share, of the Company for $36.00 per share net to the seller in cash. Under the Merger Agreement and subject to the terms thereof, following the Offer, Purchaser will be merged with and into the Company (the "Merger"), the Company will continue as the surviving corporation and will be a direct, wholly owned subsidiary of Intel. The Board of Directors has approved the Merger Agreement and the transactions contemplated thereby, including the Offer and the Merger. In connection with the execution of the Merger Agreement, on October 13, 1999, the Company and Intel also entered into a Stock Option Agreement (the "Stock Option Agreement"). Pursuant to the Stock Option Agreement, the Company granted Intel an irrevocable option (the "Stock Option") to purchase 8,000,000 shares at an exercise price of $36.00 per share, subject to adjustment as provided for in the Stock Option Agreement. The Stock Option will be triggered upon the occurrence of any event that would allow Intel to collect a termination fee under the Merger Agreement. The profit that Intel obtains through the exercise of the Stock Option will be aggregated with the termination fee payable pursuant to the Merger Agreement, and the aggregate amount will be limited to $55 million.

On October 15, 1999, a complaint was filed by a stockholder, on her own behalf and purportedly on behalf of the other common stockholders of the Company (other than the defendants), against the Company and its directors and Intel in the Superior Court of the State of California, County of Santa Clara, bearing the caption ANTINEA F. JACONETTE, ON BEHALF OF HERSELF AND ALL OTHERS SIMILARLY SITUATED V. DSP COMMUNICATIONS, INC., INTEL CORPORATION, DAVIDI GILO, LEWIS S. BROAD, NEILL H. BROWNSTEIN, SHIGERU IWAMOTO, JOSEPH PERL, AVRAHAM FISCHER, ANDREW W. SCHONZEIT, ET AL. The complaint alleges, among other things, breaches of fiduciary duties by the directors of the Company, and aiding and abetting of breach of fiduciary duties by Intel, in connection with the Offer and Merger contemplated by the Merger Agreement. The plaintiff seeks injunctive relief and unspecified monetary damages. The Company believes that this lawsuit is without merit, and intends to vigorously defend such action. To date, the complaint has not been served on the Company.

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

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's consolidated statements of operations as a percentage of total revenues (percentages may not add due to rounding):

                                                       Three                              Nine
                                                    Months Ended                      Months Ended
                                                   September 30,                     September 30,
                                               1999             1998             1999              1998
                                              -------         --------         --------           --------
Revenues
Product                                         95.6  %         97.6   %          95.1  %          96.7    %
Technology development                           4.4              2.4              4.9              3.3
                                              -------         --------         --------           --------
  Total revenues                               100.0            100.0            100.0            100.0


Cost of Revenues
Product                                         53.8             56.5             54.4             52.6
Technology development                           4.0              1.6              3.2              2.4
                                              -------         --------         --------           --------
  Total cost of revenues                        57.8             58.1             57.6             55.0
                                              -------         --------         --------           --------
Gross profit                                    42.2             41.9             42.4             45.0

Operating Expenses
Research and development, net                   11.9              9.2             10.3              9.4
Sales and marketing                              3.9              3.0              4.0              3.4
General and administrative                       7.7              6.1              7.4              7.5
                                              -------         --------         --------           --------
                                                23.5             18.3             21.7             20.3
                                              -------         --------         --------           --------
Operating income                                18.7             23.5             20.7             24.7

Interest and other income, net                   4.8              4.9              4.0              5.3
                                              -------         --------         --------           --------
Income before benefit (provision) for
income taxes                                    23.5             28.4             24.6             30.0

Benefit (Provision) for
income taxes                                     1.7            (3.4)            (1.2)            (3.3)
                                              -------         --------         --------           --------
Net income                                      25.2  %          25.0  %          23.4  %          26.7  %
                                              =======         ========         ========           ========

REVENUES

PRODUCT: Product revenues increased to $39.4 million in the third quarter of 1999 from $34.0 million in the third quarter of 1998 and to $113.1 million in the nine months ended September 30, 1999 from $85.5 million in the first nine months of 1998. Product revenues consist primarily of baseband chip sets for digital cellular telephones. Product revenues for the third quarter of 1999 include revenue from a $4.0 million software license with a single customer. Revenues from sales to distributors are recognized at the time the products are shipped by the distributor to the original equipment manufacturer ("OEM") customer.

The increase in product revenues for the three months ended September 30, 1999 as compared to the same periods in 1998, was a result of an increase in sales of the company's CDMA chip sets and the software license transaction described above. The increase in product revenues for the nine months ended September 30, 1999 as compared to the same periods in 1998, was a result of stronger demand for the Company's PDC and CDMA chip sets and the software license transaction described above.

TECHNOLOGY DEVELOPMENT: Technology development revenues increased to $1.8 million in the third quarter of 1999 from $822,000 in the third quarter of 1998 and to $5.9 million in the nine months ended September 30, 1999 from $2.9 million in the first nine months of 1998. The Company's technology development revenues fluctuate, and may continue to fluctuate, depending on the number and size of technology development agreements and the timing of related milestones and deliverables.

Technology development revenues mainly relate to contracts for development and enhancement of products for PDC, TDMA and CDMA applications, and revenues from reference design projects undertaken by the Company's subsidiary, CTP Systems Ltd.


GROSS PROFIT

Gross profit in the third quarter of 1999 was $17.4 million (42.2% of revenues) compared to $14.6 million (41.9% of revenues) in the third quarter of 1998. Gross profit in the nine months ended September 30, 1999 was $50.4 million (42.4% of revenues), compared to $39.8 million (45.0% of revenues) in the first nine months of 1998.

The gross margins on product revenues in the third quarter of 1999 were 43.8% as compared to 42.1% in the third quarter of 1998. Gross margins on product revenues in the first nine months of 1999 were 42.8%, as compared to 45.6% in the first nine months of 1998. The gross margins on product revenues were affected by changes in the customer and product mix from quarter to quarter, the increase in the sale of software in the third quarter of 1999 and by price pressures which are impacted by, among other factors, fluctuations in the dollar/yen rate of exchange.

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

In connection with its license agreement for CDMA, the Company has agreed to pay royalties based on specified rates. The Company initiated payment of these royalties in 1998 upon commencement of sales of its CDMA products. Royalty expenses in the first nine months of 1999 amounted to $2,466,000 compared to $366,000 in the first nine months of 1998.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased to $4.9 million in the third quarter of 1999 from $3.2 million in the third quarter of 1998 and to $12.3 million in the nine months ended September 30, 1999 from $8.3 million in the first nine months of 1998. The increases were a result of increases in the number of engineering personnel involved in research and development activities, including the addition of engineering and software personnel hired by the Company's subsidiary in Canada - Isotel Corp. ("Isotel"), as a result of the acquisition on December 31, 1998 of substantially all of the assets of Isotel Research Ltd., an OEM software company, and the amortization of developed technology purchased within the framework of the Isotel acquisition (the "Isotel Acquisition"). As a percentage of total revenues, research and development expenses increased to 11.9% in the third quarter of 1999, from 9.2% in the third quarter of 1998, and to 10.3% in the first nine months of 1999 from 9.4% in the first nine months of 1998. The Company expects that its research and development expenses will increase in the future, in absolute dollars.

The Company has participated in programs sponsored by the Israeli Government for the support of research and development activities. The Company has obtained grants from the Office of the Chief Scientist in the Israeli Ministry of Industry and Trade (the "Chief Scientist") totaling approximately $2,100,000, of which, in the third quarter of 1999, $625,000 has been accrued (included in other current assets). The terms of the grants from the Chief Scientist prohibit the transfer of technology developed pursuant to the terms of these grants to any person, without the prior written consent of the Chief Scientist. The grant is repayable to the Chief Scientist, at the rate of 4% of the sales of the products developed out of the projects funded, up to an amount equal to 100% of the grant received.

SALES AND MARKETING EXPENSES

Sales and marketing expenses increased to $1.6 million (3.9% of revenues) in the third quarter of 1999 from $1.1 million (3.0% of revenues) in the third quarter of 1998 and to $4.7 million (4.0% of revenues) in the first nine months of 1999 from $3.0 million (3.4% of revenues) in the first nine months of 1998. The increase was a result of increased sales and marketing staff at the Company's headquarters in Cupertino, California, the addition of Isotel's sales and marketing staff, and increased promotion and marketing activities.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $3.2 million (7.7% of revenues) in the third quarter of 1999 compared to $2.1 million (6.1% of revenues) in the third quarter of 1998 and $8.8 million (7.4% of revenues) in the first nine months of 1999 compared to $6.6 million (7.5% of revenues) in the first nine months of 1998. The increase in absolute dollars was a result of increased staffing levels at the facility of D S P C Technologies Ltd., an Israeli subsidiary of the Company, the addition of Isotel's administrative staff, increased facility expenses resulting from additional space that was leased by the Company's subsidiaries in Israel and in the U.S., increased administration expenses and fees, and amortization of goodwill related to the Isotel Acquisition.

INTEREST AND OTHER INCOME, NET

Interest and other income, net, includes interest and investment income, foreign currency remeasurement gains and losses and other miscellaneous expenses. Interest and other income increased to $2.0 million in the third quarter of 1999 from $1.7 million in the third quarter of 1998. Interest and other income was $4.7 million in the first nine months of 1999 and 1998.

Interest and other income, net, in the first nine months of 1999 and 1998 was generated primarily from interest and realized gains on the Company's cash and short-term investment balances, which were at an average level of approximately $111 million and $114 million, during the first nine months of 1999 and 1998, respectively.

Interest and other income fluctuates as a result of changes in the level of the Company's cash and investment balances, (which was primarily caused by the repurchase of shares - see below, Liquidity and Capital Resources and the Isotel Acquisition), changes in the rate of exchange between the Japanese yen and the United States dollar and between the new Israeli shekel and the United States dollar, and fluctuations in the available interest rates applicable to the Company's deposits and short-term investments.

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

As of December 31, 1998, the Company had United States federal, state, and Israeli net operating loss carryforwards of approximately $34.0 million, $16.2 million and $5.3 million, respectively. The United States federal and state net operating loss carryforwards will expire at various dates beginning in years 2001 through 2013. These loss carryforwards primarily relate to stock option deductions, the benefit of which will be credited to paid-in capital when realized. The Israeli loss carryforwards have no expiration date, but can only be used to offset certain Israeli subsidiary earnings.

The results for the third quarter of 1999 reflect a benefit for income taxes resulting from the final tax assessments for the Company's main operating Israeli subsidiary for prior years, up to and including the 1998 tax year, and the reduction of the Company's effective tax rate for fiscal 1999 from 11% to 8% as compared to 11% for the same period of the prior year. The effective tax rate reduction resulted mainly from the increase in the revenues attributed to tax holiday investment plans, resulting from new Israeli tax regulation. Over time, the Company's tax rate is expected to increase due to elimination of the tax benefits awarded with Approved Enterprise status, as well as potential increases due to rules regarding controlled foreign corporations ("CFC"). Losses incurred by the Company or any of its subsidiaries in one country generally will not be deductible by entities in other countries in the calculation of their respective local taxes. Likewise, losses incurred by one Israeli entity or a combined loss of the U.S. entities will increase the Company's effective tax rate.

The Company believes that, based upon a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax asset such that a partial valuation allowance has been provided. The deferred tax asset recorded of $1 million is realizable based upon current levels of future taxable income on a jurisdictional basis. The Company will continue to assess, on a quarterly basis, the realizability of the deferred tax assets based on actual and forecasted operating results of each legal entity. The unbenefited U.S. deferred tax assets primarily relate to stock option deductions, the benefit of which will be credited to paid in capital when realized.

D S P C Technologies Ltd., DSP Telecom Ltd., DSPC Israel Ltd. and CTP Systems Ltd. (collectively, the "Israeli Companies") are CFCs for United States income tax purposes. Accordingly, all or a portion of the earnings of these Israeli Companies are subject to United States taxation if, among other things, the Israeli Companies lend funds to the Company or otherwise invest in certain proscribed assets; or the Israeli Companies engage in various types of transactions defined in the Subpart F provisions of the United States Internal Revenue Code. However, if the Israeli Companies' earnings become subject to United States taxation, DSPC may be eligible to utilize its Israeli and other foreign income taxes as a credit against its United States income taxes. The Company believes that its existing plans will minimize the impact of the CFC rules for the immediate future, subject to any changes in United States tax laws that may occur. However, over time, the CFC rules may cause the Company's tax rate to increase.

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

The Company has subsidiaries that operate in Israel and Canada. As a result a portion of the Company's expenses are denominated in Israeli shekels or Canadian dollars. The Company's primary expense paid in these currencies is local-based employee salaries. In addition, the Company also has certain Israeli shekel-based and Canadian dollar-based liabilities and assets. As a result, fluctuations in the value of Israeli currency or Canadian dollar in comparison to the United States dollar and inflationary pressures on the Israeli shekel or the Canadian dollar could affect the cost of technology development, research and development expenses and general and administrative expenses, and could have a material adverse effect on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the Company had $126.1 million of cash, cash equivalents and short-term investments, compared to $114.3 million as of September 30, 1998. The Company uses independent foundries to fabricate its baseband chip set products, minimizing its need to invest in manufacturing equipment and to develop integrated circuit fabrication processes. However, the Company relies on its independent foundries to achieve acceptable manufacturing yields and to allocate to the Company a sufficient portion of foundry capacity to meet the Company's needs. The Company to date has ordered products from its foundries primarily upon receipt of orders for chip sets from its distributors or OEM customers and has not maintained any significant inventory of its chip sets. This strategy allows the Company to avoid utilizing its capital resources for manufacturing facilities and inventory and allows the Company to focus substantially all of its resources on the design, development and marketing of its products. The Company maintains limited inventory in anticipation of orders from its distributors or OEM customers. CTP Systems manufactures its wireless PBX systems product primarily through external subcontractor assembly facilities. To date, production of wireless PBX systems has been limited and has not had a material effect on the Company's liquidity or capital resources.

The Company has financed its operations and investments in capital equipment primarily through cash provided by operations. In the first quarter of 1999, the Company repurchased 644,100 shares of its common stock in its share repurchase program, using an aggregate of approximately $9.5 million. A total of 11 million shares have been repurchased through September 30, 1999, with a total aggregate purchase price of approximately $106.5 million.

During the first nine months of 1999, options to purchase 2,793,000 shares of the Company common stock were exercised for total proceeds of $18.3 million.

The Company's operating activities provided cash of $27.0 million in the first nine months of 1999, as compared to $24.9 million in the first nine months of 1998. Net cash provided from operations in the first nine months of 1999 was comprised primarily of net income and a decrease in trade accounts receivable, less a decrease in current liabilities.

The Company's investing activities in the first nine months of 1999, other than purchases of and proceeds from sales and maturities of short-term investments, have consisted of expenditures for fixed assets, which totaled $3.3 million.

As of September 30, 1999, the Company also had issued bank guarantees and letters of credit totaling $736,000.

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

Step one involved increasing awareness by educating and involving all appropriate levels of management regarding the need to address year 2000 issues. Step two consisted of identifying all of the Company's systems, products and relationships that may be impacted by year 2000. Step three involved determining the current state of year 2000 readiness for those areas identified in step two and prioritizing areas that need to be fixed. Step four consisted of developing a plan for those areas, including the Company's internal computers and operating systems, identified as needing correction. Step five consists of the implementation and execution of the Company's Plan and completing the steps identified to attain year 2000 readiness. The Company is in the final stage of completing step five. Based on the Company's assessment to date, it has determined that it is unlikely that it has any material exposure to contingencies related to the year 2000 issue.

With respect to third party suppliers and vendors ("External Parties") that provide critical goods and services to the Company, including utility companies, telecommunication service companies and other companies outside of the Company's control, the Company is seeking assurances, either through formal communications or otherwise that such companies will be year 2000 ready. As a general matter, the Company is vulnerable to the inability of material External Parties to remedy their own year 2000 issues.

The majority of the costs associated with the Company's year 2000 project are not incremental to the Company, but represent a reallocation of existing resources. This reallocation of resources is not expected to have a significant impact on the day-to-day operations of the Company, including any material effect on the implementation of any information technology project. The Company believes that modifications deemed necessary will be made on a timely basis and does not believe that the cost of such modifications will have a material effect on the Company's operating results. To date, the Company's costs related to year 2000 issues have amounted to approximately $110,000 and the Company does not expect the aggregate amount spent on the year 2000 issue to exceed $150,000. The Company's aggregate cost estimate does not include costs that may be incurred by the Company as a result of the failure of any External Parties to become year 2000 ready or costs to implement any contingency. The year 2000 project costs will be expensed by the Company as incurred. The Company is in the process of evaluating the need for contingency plans with respect to year 2000 requirements. The Company expects that these plans will be substantially completed by the end of 1999, but that the plans will continue to be modified as the Company obtains additional information regarding the Company's internal systems and equipment during the remediation and testing stages of its year 2000 program and regarding the status of the year 2000 readiness of External Parties.

The Company's expectations as to the extent and timeliness of modifications required in order to achieve year 2000 compliance is a forward-looking statement subject to risks and uncertainties. Actual results may vary materially as a result of a number of factors, including, among others, those described above in this section. There can be no assurance, however, that unexpected delays or problems, including the failure to ensure year 2000 compliance by third parties that provide goods or services that are critical to the Company's activities, will not have an adverse effect on the Company, its results of operations, liquidity and financial condition. Such a failure could result in, for example, the inability of the Company to ship product, a telecommunications failure, a decrease in customer orders, delays in deliveries from vendors or power outages at one or more of the Company's facilities. In addition, the Company cannot predict the effect of the year 2000 issues on its customers or the resulting effect on the Company. As a result, if such customers do not take preventative and/or corrective actions in a timely manner, the year 2000 issue could have an adverse effect on their operations and accordingly have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the Company's current understanding of expected costs of year 2000 compliance is subject to change as the project progresses and does not include the cost of internal software and hardware replaced in the normal course of business whose installation otherwise may be accelerated to provide solutions to year 2000 compliance issues.


CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

This Form 10-Q contains forward looking statements concerning our existing and future products, markets, expenses, revenues, liquidity, performance and cash needs as well as our plans and strategies. These forward looking statements involve risks and uncertainties and are based on current management expectations, and we are not obligated to update this information. Many factors could cause actual results and events to differ significantly from the results anticipated by us and described in these forward looking statements, including but not limited to, the following risk factors.

IF THE INTEL MERGER AGREEMENT IS NOT CONSUMMATED, THE PRICE OF OUR COMMON STOCK WOULD LIKELY DECREASE

In October 1999, we entered into an Agreement and Plan of Merger with Intel Corporation and CWC Acquisition Corporation, Intel's direct, wholly owned subsidiary, pursuant to which CWC Acquisition Corporation commenced, on October 20, 1999, a tender offer to purchase all of the outstanding shares of our common stock for $36.00 per share net to the seller in cash. The consummation of the tender offer and the merger is subject to certain conditions, including but not limited to more than 50% of the outstanding shares of our common stock being tendered to CWC Acquisition Corporation and not withdrawn on or prior to the expiration of the tender offer, which is currently anticipated to occur on or about November 17, 1999, subject to extension by CWC Acquisition Corporation. There can be no guaranty that the conditions to either the consummation of the tender offer or the merger will be met or that the tender offer or the merger will be consummated. In the event that the tender offer is not consummated by Intel, the trading price of our common stock would likely decrease substantially.

The intended acquisition by CWC Acquisition Corporation may result in the diversion of management's attention from other business concerns, the disruption of our business, the loss of key employees, the loss of orders for our products from our customers and the loss of key distributor, supplier or other business partner relationships. There can be no assurance that we will succeed in overcoming these or any other significant risks encountered in connection with the proposed acquisition.

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

WE SELL TO A SMALL NUMBER OF CUSTOMERS; THE LOSS OF EITHER OF OUR DISTRIBUTORS OR ANY OF OUR CUSTOMERS COULD HAVE ADVERSE CONSEQUENCES

We sell substantially all of our baseband chip sets for digital cellular telephones to Tomen Electronics Corp., our distributor in Japan, and to Tomen Electronics America Inc., our distributor in the United States. These distributors sell our products to a small number of cellular telephone manufacturer customers. In the first nine months of 1999, seven cellular telephone manufacturer customers accounted for substantially all of the sales of our personal digital cellular, or PDC, baseband chip sets, while two cellular telephone manufacturers accounted for all sales of our code division multiple access, or CDMA, chip sets, and two customers accounted for all sales of our time division multiple access, or TDMA, chip sets. The loss of either of our distributors or the loss of or significant reduction in the distributors' sales to any of these cellular telephone manufacturers could have a material adverse effect on our business, financial condition and results of operations.

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

WE MAY BE SUBJECT TO INFRINGEMENT CLAIMS BY THIRD PARTIES

Both the semiconductor and the wireless personal communications industries are subject to frequent litigation regarding patent and other intellectual property rights. Leading companies and organizations in the wireless personal communications industry have numerous patents that protect their intellectual property rights in these areas. Third parties may assert claims against us, our distributors or our customers with respect to our existing and future products. In the event of litigation to determine the validity of any third party's claims, we could be required to expend significant resources and divert the efforts of our technical and management personnel, whether or not such litigation is determined in our favor. In the event of an adverse result of any such litigation, among other requirements, we could be required to (1) develop non-infringing technology; (2) obtain licenses to the technology that is the subject of the litigation or (3) indemnify our customers from their damages under certain contracts. In such an event, we may not be successful in developing non-infringing technology or in obtaining a license to use the technology on commercially reasonable terms.

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

RISKS RELATED TO NEW MARKETS FOR OUR TDMA, CDMA AND WIRELESS PBX PRODUCTS

Our success in marketing our TDMA-based and CDMA-based chip sets will depend on, among other things, the success of the relatively new TDMA and CDMA standards and growth of these markets worldwide. These standards may not be widely adopted, and our TDMA or CDMA chip sets or successive generations of these products may not be successful in the marketplace. In addition, increased sales of CTP Systems' wireless PBX systems will depend on, among other things, growth in the market for PBX systems and other low-mobility wireless communications applications. This market has, to date, not grown as fast as previously anticipated, and may not become large enough to support significant sales of CTP Systems' products.

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

RISK OF INCREASED INCOME TAXES IN ISRAEL AND THE UNITED STATES

D S P C Technologies Ltd. and CTP Systems, two of our Israeli subsidiaries, operate as "Approved Enterprises" under Israel's Law for the Encouragement of Capital Investments, 1959. An Approved Enterprise is eligible for significant income tax rate reductions for several years following the first year in which it has income subject to taxation in Israel, after consideration of tax losses carried forward. This favorable tax treatment may not continue, and any change in this tax treatment could have a material adverse effect on our net income and results of operations. We are not currently aware of any circumstances that might cause us to lose our favorable tax treatment. If Israel's tax incentives or rates applicable to D S P C Technologies or CTP Systems are rescinded or changed, their income taxes could increase and their results of operations and cash flow would be adversely affected. In addition, our income tax rate would increase if any of the earnings of our Israeli subsidiaries were to become subject to United States federal and state income tax as a result of actual or deemed dividends or through operation of United States tax rules applicable to "controlled foreign corporations."

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE HIGHLY VOLATILE

The price of our common stock has been particularly volatile and will likely continue to fluctuate in the future. Certain of the factors which may cause the price of our common stock and our quarterly operating results to fluctuate include:

- the timing of our new product introductions and of new product introductions by our cellular telephone manufacturer customers,
- the timing of product introductions by our competitors and our customers' competitors,
- changes in general economic conditions, particularly in Japan, South Korea, other countries in the Far East and North and South America,
- the timing of adoption of new cellular technologies and standards, - the mix of products sold,
- the quality and availability of chip sets manufactured for us by third parties,
-     acquisitions of other businesses,
-     the timing of sales of wireless subscriber equipment by our customers, and
- fluctuations in the exchange rates of the currencies in which we do business.

It is possible that in some future quarter, our operating results may be below public market analyst and investor expectations. If that occurs, the market price of our common stock may fall. In addition, in recent years the stock market in general, and the market for shares of stocks of technology companies, such as our company in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Such fluctuations could have a material adverse effect on the market price of our common stock.

RISK OF SECURITIES LITIGATION

In the past, we have been the object of securities class action litigation in connection with the volatility of the market price of our common stock, and a class action lawsuit has been filed against us and Intel in connection with the merger agreement we entered into with Intel. If we were the object of additional securities class action litigation in the future, it could result in substantial costs and a diversion of management's attention and resources.

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

Our strategy continues to include obtaining additional technologies and may involve acquisitions of products, technologies or businesses from third parties. Identifying and negotiating these acquisitions may divert substantial management resources. An acquisition could use substantial cash, could require us to incur or assume debt obligations, or could involve the issuance of additional common or preferred stock. The issuance of additional capital stock would dilute existing stockholders and could represent an interest senior to the rights of our then outstanding common stock. An acquisition that is accounted for as a purchase could involve significant one-time, non-cash write-offs, or could involve the amortization of goodwill and other intangibles over a number of years, which would adversely affect earnings in those years. Public market analysts may view acquisitions outside the digital communications area as a diversion of our focus on digital communications. For these and other reasons, the market for our stock may react negatively to the announcement of any acquisition. As with Isotel and other acquisitions, future acquisitions will require attention from our management to integrate the acquired entity into our operations and may require us to develop expertise in fields outside our current area of focus. Management of the acquired entity may leave after the purchase. An acquired entity may have unknown liabilities, and its business may not achieve the results anticipated at the time of the acquisition.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 15, 1999, a complaint was filed by a stockholder, on her own behalf and purportedly on behalf of the other stockholders of the Company, against the Company and its directors and Intel in the Superior Court of the State of California, County of Santa Clara, bearing the caption ANTINEA F. JACONETTE, ON BEHALF OF HERSELF AND ALL OTHERS SIMILARLY SITUATED V. DSP COMMUNICATIONS, INC., INTEL CORPORATION, DAVIDI GILO, LEWIS S. BROAD, NEILL H. BROWNSTEIN, SHIGERU IWAMOTO, JOSEPH PERL, AVRAHAM FISCHER, ANDREW W. SCHONZEIT, ET AL. The complaint alleges, among other things, breaches of fiduciary duties by the directors of the Company, and aiding and abetting of breach of fiduciary duties by Intel in connection with the tender offer and subsequent merger contemplated by the Agreement and Plan of Merger, dated as of October 13, 1999, by and among the Company, Intel, and Purchaser. The plaintiff seeks injunctive relief and unspecified monetary damages. The Company believes that this lawsuit is without merit, and intends to vigorously defend such action.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection with the execution of the Merger Agreement, on October 13, 1999, the Company and Intel entered into a Stock Option Agreement (the "Stock Option Agreement"). Pursuant to the Stock Option Agreement, the Company granted Intel an irrevocable option (the "Stock Option") to purchase 8,000,000 shares of the Company's common stock (the "Option Shares") at an exercise price of $36.00 per share, subject to adjustment as provided for in the Stock Option Agreement.

Intel may exercise the Stock Option, in whole or in part, at any time or from time to time on or after the occurrence of a Triggering Event (as defined below). If Intel wishes to exercise the Stock Option at such time as the Stock Option is exercisable and has not terminated, Intel is required to deliver written notice (the "Exercise Notice") to the Company specifying Intel's intention to exercise the Option, the total number of Option Shares it wishes to purchase and a date and time for the closing of such purchase (an "Option Closing"), which date will not be less than two (2) nor more than thirty (30) business days after the later of (i) the date such Exercise Notice is given and
(ii) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. As used in the Stock Option Agreement, the term "Triggering Event" means the earlier to occur of (i) the time immediately prior to the occurrence of any of the events (or series of events) specified in the Merger Agreement giving rise to the obligation of the Company to pay a termination fee to Intel, and (ii) the date on which Purchaser has accepted for payment the shares of the Company's common stock tendered pursuant to the Offer; provided, however, that clause (ii) of this sentence shall only constitute a Triggering Event if the number of Option Shares plus the number of shares tendered pursuant to the Offer will, upon issuance of the Option Shares, equal at least ninety percent (90%) of the issued and outstanding shares of Company's common stock. The profit that Intel obtains through the exercise of the Stock Option will be aggregated with the termination fee payable pursuant to the Merger Agreement, and the aggregate amount will be limited to $55 million.

The Company has relied on Section 4(2) of the Securities Act of 1933, as amended, in connection with the execution of the Stock Option Agreement. The execution of the Stock Option Agreement was privately negotiated, and Intel is a sophisticated investor with access to all relevant information necessary to evaluate the investment. No public offering or public solicitation was used by the Company in connection with the Stock Option Agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5.           OTHER INFORMATION

On October 13, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Intel and Purchaser pursuant to which Purchaser commenced, on October 20, 1999, a tender offer (the "Offer") to purchase all of the outstanding shares of common stock of the Company for $36.00 per share net to the seller in cash. Under the Merger Agreement and subject to the terms thereof, following the consummation of the Offer, Purchaser will be merged with and into the Company (the "Merger"), and the Company will continue as the surviving corporation and will be a direct, wholly owned subsidiary of Intel. The Board of Directors has approved the Merger Agreement and the transactions contemplated thereby, including the Offer and the Merger. The consummation of the Offer and the Merger is subject to certain conditions, including but not limited to more than 50% of the outstanding shares of the Company's common stock being tendered to Purchaser and not withdrawn on or prior to the expiration of the Offer, which is currently anticipated to occur on or about November 17, 1999, subject to extension by Purchaser. For further information, please refer to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on October 19, 1999, and the Schedule 14D-9 filed by the Company with the Commission as well as the Schedule 14D-1 filed by Intel and Purchaser with the Commission.

On October 19, 1999, the Company filed a Current Report on Form 8-K reporting that the Company had entered into the Merger Agreement, and on October 20, 1999, the Company filed a Solicitation/Recommendation Statement on Schedule 14D-9 describing the material terms of the proposed Offer and Merger and including, among other things, the recommendation of the Board of Directors of the Company that the stockholders tender their shares pursuant to the Offer and vote to approve and adopt the Merger Agreement.

In July 1999, the Company appointed Shmuel Arditi, formerly the President of the Company's subsidiary, CTP Systems Ltd., as Chief Operating Officer of the Company.

In July 1999, the Company appointed Gabriel Hilevitz, formerly the General Manager of the Company's subsidiary, DSPC Technologies Ltd., as an Executive Vice President of the Company.

On August 16, 1999, Shigeru Iwamoto resigned from the Board of Directors of the Company and became a non-officer employee of the Company.

On October 10, 1999, the Board of Directors of the Company amended the Bylaws of the Company to decrease the fixed number of authorized Directors from eight to six Directors. On October 19, 1999, the Company filed a Current Report on Form 8-K reporting this amendment to the Bylaws.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         10.34 Corporate Nondisclosure Agreement, dated June 2, 1999, by and between the Company and Intel Corporation (Filed as Exhibit 1 to the Company's Statement on Schedule 14D-9, filed by the Company on October 20, 1999, and incorporated herein by reference).

         10.35 Agreement and Plan of Merger, dated as of October 13, 1999, by and among the Company, Intel Corporation and CWC Acquisition Corporation (Filed as Exhibit 2 to the Company's Statement on
                  Schedule 14D-9, filed by the Company on October 20, 1999, and incorporated herein by reference).

         10.36 Stock Option Agreement, dated as of October 13, 1999, by and between the Company and Intel Corporation (Filed as Exhibit 3 to the Company's Statement on Schedule 14D-9, filed by the Company on October 20, 1999, and incorporated herein by reference).

         10.37 Amended and Restated Employment Agreement, dated as of August 12, 1999, between the Company, DSP Telecom, Inc., and Stephen
                  P. Pezzola (Filed as Exhibit 24 to the Company's Statement on
                  Schedule 14D-9, filed by the Company on October 20, 1999, and incorporated herein by reference) (1).

         10.38 Employment Agreement, dated as of August 12, 1999, between D.S.P.C. Technologies Ltd., and David Aber (Filed as Exhibit 28 to the Company's Statement on Schedule 14D-9, filed by the Company on October 20, 1999, and incorporated herein by reference) (1).

         10.39 Lease Agreement, dated May 6, 1999, between Azorei Mallal Industries Ltd. and D S P C Technologies Ltd.

         10.40 Management Agreement, dated May 6, 1999, between Malal Industries Areas Ltd. or anyone on its behalf, and D S P C Technologies Ltd.

         10.41 Non-Exclusive Distribution Agreement, dated as of September 29, 1999, between D S P C Technologies Ltd. and Tomen Electronics Corp. (2).

         27.1     Financial Data Schedule.

         ------------------
         (1) Indicates management contract or compensation plan or arrangement in which directors and/or executive officers of the Company are eligible to participate.

         (2) The Company has applied for confidential treatment for portions of this agreement. The portions redacted have been filed separately with the Securities and Exchange Commission.

         (b)  Reports on Form 8-K

             The Company filed no Current Reports on Form 8-K during the quarter ended September 30, 1999.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 11, 1999


                   DSP COMMUNICATIONS, INC.



                   By: /s/ DAVID ABER
                   -------------------------------------------------------------
                   David Aber, Senior Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)